Form 10QSB
period 2003-06-30
POWER SAVE INTERNATIONAL INC
filed 2003-10-23
CIK 1110480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____ to _____

     Commission file no. 333-33890

                       POWER SAVE INTERNATIONAL, INC.
               (Name of Small Business Issuer in its Charter)

                 Nevada                           88-0227424
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (IRS Employer Identification Number)
      incorporation or organization)

               5800 NW 64 Avenue, Bldg. 26, #109, Tamarac, FL  33319
              -------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)

                                     (954)722-1615
                                     --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of August 18, 2003, 6,414,149 shares of common stock were outstanding. Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

                   POWER SAVE INTERNATIONAL, INC.
                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE
                                                                     -------

Item 1. Financial Statements

Condensed Balance Sheets   June 30, 2003
 and December 31, 2002                                                 F-1
Condensed Statements of Operations and Comprehensive Income
 for the Six and Three Months Ended June 30, 2003 and 2002
 and Inception through June 30, 2003.                                  F-2
Condensed Statements of Cash Flows for the
 Six Months Ended June 30, 2003 and 2002 and
 Inception through June 30, 2003.                                      F-3
Notes to Condensed Financial Statements                                F-4

Item 2. Management's Discussion and Analysis or Plan of Operation      4

Item 3. Controls and Procedures                                        4

PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                              5

Item 2. Changes in Securities and Use of Proceeds                      5

Item 3 Defaults upon Senior Securities                                 5

Item 6. Exhibits and Reports on Form 8-K                               5

Certification                                                          6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION
The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and
Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002 and December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. The financial statements are presented on the accrual basis.

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY

During the three months ended June 30, 2003, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.


CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its vendors and shareholders. The shareholders have agreed to roll over any existing loans until the company has stronger liquidity.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during previous quarters and expects such financing will be its only source of capital in the near future.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.

OPERATIONS

The previous operations of the Company are currently dormant. Until the Company obtains the capital required to developed any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Balmer, the chief financial officer of the company, the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Balmer concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

The Company had no revenue during the first two quarters of 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.


PART II - OTHER INFORMATION

Item 2. Legal Proceedings

None

Item 2. Change of Securities

No changes in securities have occurred since the Company's last report as of March 31, 2003.

Item 3. Defaults Upon Senior Securities.

No changes in securities have occurred since the Company's last report as of March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

     (a)     Exhibits.
            ----------
Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate       Incorporated
                                                         by reference*
31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing
31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    See 31.01
32.01           32      CEO Certification pursuant to
                        section 906                      This Filing
32.02           32      CFO Certification pursuant to
                        Section 906                      See 32.02

* Incorporated by reference from the Company's registration statement on form SB-2 filed with the Commission, SEC file no. 333-33890.

     (b)    Reports on From 8-K.
            --------------------
            None

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 18, 2003.

Power Save International, Inc.
Registrant

/s/ Scott Balmer
------------------------------
Scott Balmer
Director and CEO

                         POWER SAVE INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                      JUNE 30, 2003 AND DECEMBER 31, 2002

                                   ASSETS
                                                    June 30,     December 31,
                                                      2003            2002
                                                   ----------    ------------
                                                    Unaudited       Audited
CURRENT ASSETS:
   Cash                                             $   1,669     $    4,581
   Receivables, net                                         -              -
   Marketable securities-available-for-sale               235         11,451
   Prepaid expenses                                         -              -
                                                    ----------    -----------
     Total Current Assets                               1,904         16,032
                                                    ----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET, at cost             1,627          2,127
                                                    ----------    -----------
OTHER ASSETS
   Intangible assets, net of reserve of $244,000            -              -
                                                    ----------    -----------
     Total Other Assets                                     -              -
                                                    ----------    -----------
TOTAL ASSETS                                        $   3,531     $   18,159
                                                    ==========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses            $   1,928     $    4,746
   Shareholder loans and accrued expenses              11,348          8,708
                                                    ----------    -----------
     Total Current Liabilities                         13,276         13,454
                                                    ----------    -----------
STOCKHOLDERS' EQUITY/(DEFICIT):
   Preferred stock; 50,000,000 shares authorized;
     $.001 par value;
     296,300 shares issued and outstanding at
     June 30, 2003 and December 31, 2002                  296            296
   Capital stock, $.001 par value;
     50,000,000 shares authorized;
     6,414,149 shares issued and outstanding at
     June 30, 2003 and December 31, 2002                6,414          6,414
     Additional paid-in capital                     1,880,503      1,868,503
   Deficit accumulated during the development stage(1,891,420)    (1,860,676)
   Accumulated other comprehensive income (loss)       (5,538)        (9,832)
                                                    ----------    -----------
     Total Stockholders' Equity/(Deficit)              (9,745)         4,705
                                                    ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)$   3,531     $   18,159
                                                    ==========    ===========
 The accompanying notes are an integral part of these financial statements.

                         POWER SAVE INTERNATIONAL, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                          Six Months    Six Months    Three Months    Three Months    Inception
                            Ended         Ended          Ended           Ended         Through
                           June 30,      June 30,       June 30,        June 30,       June 30,
                             2003         2002           2003            2002            2003
                         -----------  -------------  -------------    ------------  -------------
                          Unaudited     Unaudited     Unaudited        Unaudited      Unaudited

REVENUES                  $      -     $        -     $         -      $        -   $   591,656
COST OF SALES                    -              -               -               -       352,207
                          ---------    -----------    ------------    -----------   ------------
Gross margin                     -              -               -               -       239,449
                          ---------    -----------    ------------    -----------   ------------
EXPENSES:
  Research and
   development costs             -              -               -               -       119,554
  Depreciation
    and amortization           500            250             250             125       550,260
  Reserve against product
    rights                       -              -               -               -       244,000
  General and
    administrative expenses 25,417         26,859          10,838          16,856       946,726
                          ---------    -----------    ------------    -----------   ------------
TOTAL OPERATING EXPENSES    25,917        27,109           11,088          16,981     1,860,540
                          ---------    -----------    ------------    -----------   ------------
Net (loss) before
    other items            (25,917)      (27,109)         (11,088)        (16,981)   (1,621,091)
                          ---------    -----------    ------------    -----------   ------------
OTHER INCOME (EXPENSE)
  Nonrefundable option
   income                        -             -                -               -        23,000
  Gain/(loss) on sale
     of marketable
     securities             (4,335)            -           (3,926)              -       172,703
  Write-down of
    marketable securities        -             -                -               -      (364,326)
  Interest expense            (500)         (704)            (270)           (353)     (114,684)
  Dividend and interest
    income                       8           427                2             174        12,978
                          ---------    -----------    ------------    -----------   ------------
TOTAL OTHER INCOME (LOSS)   (4,827)         (277)          (4,194)           (179)     (270,329)
                          ---------    -----------    ------------    -----------   ------------
NET (LOSS) BEFORE INCOME
 TAXES                     (30,744)      (27,386)         (15,282)        (17,160)   (1,891,420)

PROVISIONS FOR INCOME TAXES      -             -                -               -             -
                          ---------    -----------    ------------    -----------   ------------
NET INCOME (LOSS)         $(30,744)    $ (27,386)     $   (15,282)     $  (17,160)  $(1,891,420)
                          =========    ===========    =============   ============ =============

EARNINGS (LOSS) PER SHARE $      -     $       -      $         -      $        -
                          =========    ===========    ============    ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING             6,414,149     6,414,149        6,414,149       6,414,149
                         ==========    ===========    ============    ===========

  The accompanying notes are an integral part of these financial statements.

                       POWER SAVE INTERNATIONAL, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                    Six Months       Six Months       Inception
                                                      Ended            Ended           Through
                                                     June 30,         June 30,         June 30,
                                                       2003            2002              2003
                                                    ---------        ---------        ----------
                                                    Unaudited        Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $  (30,744)      $  (27,386)     $(1,891,420)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                         500              250          550,260
     Common stock issued for lease                           -                -          225,000
     Gain on sale of securities                          4,335                -         (172,703)
     Write down of marketable securities                     -                -          364,326
     Contributed interest                                    -                -           70,018
     Contributed rent and officer compensation          12,000           12,000          122,000
     Reserve against assets and liabilities                  -                -          244,000
   Changes in assets and liabilities:
     (Increase) in prepaid expenses                          -                -                -
     (Increase) in accounts receivable                       -                -                -
     Increase in accounts payable                       (2,818)          (2,239)           1,928
     Increase in accrued interest                          500                -           41,590
     Increase (decrease) in advances from shareholder    2,140          (11,312)         (30,241)
                                                      ---------       ----------       ----------
     Net cash used in operating activities             (14,087)         (28,687)        (475,242)
                                                      ---------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                         -          (13,099)         (20,056)
   Product rights, development costs and intangibles         -                -         (244,000)
   Increase in organization costs                            -                -          (36,408)
   Proceeds from sale of marketable securities          11,175                -          415,259
   Acquisition of fixed assets                               -                -          (15,478)
                                                      ---------       ----------       ----------
     Net cash used in investing activities              11,175          (13,099)          99,317
                                                      ---------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,  net              -                -          366,050
   Contributed capital                                       -                -           11,544
                                                      ---------       ----------       ----------
     Net cash provided by financing activities               -                -          377,594
                                                      ---------       ----------       ----------
     Net Increase (decrease) in Cash                    (2,912)         (41,786)           1,669

CASH AT BEGINNING PERIOD                                 4,581           68,532                -
                                                      ---------       ----------       ----------
CASH AT END OF PERIOD                               $    1,669       $   26,746      $     1,669
                                                      =========       ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Stock issued in exchange for goods and services
     and marketable securities                      $        -       $        -      $   601,002
                                                      =========       ==========       ==========
   Stock issued in exchange for license fee         $        -       $        -      $   500,000
                                                      =========       ==========       ==========
   Cash paid for interest                           $        -       $        -      $         -
                                                      =========       ==========       ==========
   Cash paid for income taxes                       $        -       $        -      $         -
                                                      =========       ==========       ==========

  The accompanying notes are an integral part of these financial statements.

POWER SAVE INTERNATIONAL, INC.
NOTES TO UNAUDITED INTERIM
CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at June 30, 2003 and for the six and three month periods ended June 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the six and three month periods ended June 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.