Form 10QSB
period 2003-09-30
POWER SAVE INTERNATIONAL INC
filed 2004-10-29
CIK 1110480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____ to _____

                          Commission file no. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
             -------------------------------------------------------
                (Name of Registrant as specified in its charter)

         Nevada                          333-33890               88-0227424
-------------------------------      -----------------      --------------------
(State or other jurisdiction of    (Commission File No.)      (IRS Employer
incorporation or organization)                               Identification No.)

       5800 NW 64 Avenue, Bldg. 26, #109, Tamarac, FL 33319 (954)722-1615
             -------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       CLASS                                   Outstanding at October 22, 2004
----------------------------                   ---------------------------------
Common Stock $.001 Par Value                             6,414,149

Item 1: Financial Statements

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)      3      ITEM 1. FINANACIAL STATEMENTS

PAGE(S)      4      CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2003
                    (UNAUDITED)

PAGE(S)      5      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                    MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGE(S)     6-7     CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                    ENDED  SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGE(S)      8      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF
                    SEPTEMBER 30, 2003 (UNAUDITED)

PAGE(S)     9-11    ITEM 2. MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OR PLAN OF OPERATION

PAGE(S)     11      ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)     11      PART II- OTHER INFORMATION

PAGE(S)     11      ITEM 1. LEGAL PROCEEDINGS

PAGE(S)     11      ITEM 2. CHANGES IN SECURITIES

PAGE(S)     11      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)     11      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)     11      ITEM 5. OTHER INFORMATION

PAGE(S)     11      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                         (a) Exhibits

PAGE(S)             CERTIFICATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS                                                                               $        --
                                                                                             -----------

TOTAL ASSETS                                                                                 $        --
                                                                                             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts Payable                                                                            $     8,668
                                                                                             -----------

      Total Current Liabilities                                                                    8,668

STOCKHOLDERS' EQUITY  (DEFICIT)
 Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
    issued and outstanding at September 30, 2003                                                     296
 Capital stock, $.001 Par Value; 50,000,000 shares authorized; 6,414,149 shares issued and
    outstanding at September 30, 2003                                                              6,414
 Additional paid-in capital                                                                    1,868,503
 Deficit accumulated during the development stage                                             (1,883,881)
                                                                                             -----------

     Total Stockholders' Deficit                                                                  (8,668)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                                                 $        --
                                                                                             ===========

     See accompanying notes to the unaudited condensed financial statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                    For the          For the         For the           For the
                                                     Three            Three            Nine             Nine
                                                     Months           Months           Months           Months          Inception
                                                     Ended            Ended            Ended            Ended            through
                                                   September        September         September        September        September
                                                    30, 2003         30, 2002         30, 2003         30, 2002          30, 2003
                                                   -----------      -----------      -----------      -----------      -----------
NET SALES                                          $        --      $        --      $        --      $        --      $   591,656

COST OF SALES                                               --               --               --               --          352,207
                                                   -----------      -----------      -----------      -----------      -----------

GROSS MARGIN                                                --               --               --               --          239,449
                                                   -----------      -----------      -----------      -----------      -----------

EXPENSES
   Research and Development                                 --               --               --               --          119,554
   Reserve Against Product Rights                           --               --               --               --          244,000
   Depreciation and Amortization                           250              162              750              412          550,510
   General and Administrative Expenses                  13,077           10,817           38,494           37,673          959,803
                                                   -----------      -----------      -----------      -----------      -----------

TOTAL OPERATING EXPENSES                                13,327           10,979           39,244           38,085        1,873,867
                                                   -----------      -----------      -----------      -----------      -----------

NET LOSS FROM OPERATIONS                               (13,327)         (10,979)         (39,244)         (38,085)      (1,634,418)
                                                   -----------      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
   Gain(loss) on Sale of Marketable Securities          (5,497)              --           (9,832)              --          167,206
   Write down of Marketable Securities                      --               --               --               --         (364,326)
   Nonrefundable Option Income                              --               --               --               --           23,000
   Interest Expense                                       (450)            (174)            (950)            (879)        (115,134)
   Dividend and Interest Income                             26               58               34              483           13,004
   Other Income                                          1,684               --            1,684               --            1,684
   Forgiveness of Debt                                  25,103               --           25,103               --           25,103
                                                   -----------      -----------      -----------      -----------      -----------

TOTAL OTHER INCOME (LOSS)                               20,866             (116)          16,039             (396)        (249,463)
                                                   -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                    7,539          (11,095)         (23,205)         (38,481)      (1,883,881)

PROVISION FOR INCOME TAXES                                  --               --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                  $     7,539      $   (11,095)     $   (23,205)     $   (38,481)     $(1,883,881)
                                                   -----------      -----------      -----------      -----------      -----------

EARNINGS (LOSS) PER SHARE                          $        --      $        --      $        --      $     (0.01)     $     (0.29)
                                                   -----------      -----------      -----------      -----------      -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,414,149        6,414,149        6,414,149        6,414,149        6,414,149
                                                   ===========      ===========      ===========      ===========      ===========


     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                             For the Nine    For the Nine      Inception
                                                             Months Ended    Months Ended       Through
                                                              September       September        September
                                                              30, 2003        30, 2002         30, 2003
                                                            -------------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $   (23,205)     $   (38,481)     $(1,883,881)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                   750              412          550,510
    Common Stock Issued for Lease                                    --               --          225,000
    (Gain) Loss on Sale of Securities                             9,832               --         (167,206)
    Write down of Marketable Securities                              --           (9,751)         364,326
    Contributed Interest                                             --               --           70,018
    Contributed Rent and Officer Compensation                        --           18,000          110,000
    Reserve against Assets and Liabilities                           --               --          244,000
 Changes in Assets and Liabilities:
    (Increase) Decrease in Other Assets                              --            4,127               --
    Increase (Decrease) in Accounts Payable                       3,923           (3,615)           8,669
    Increase (Decrease) in Accrued Interest                      (8,708)              --           32,382
    Increase (Decrease) in Advances from Shareholder             12,645          (11,312)         (19,736)
                                                            -----------      -----------      -----------

       Net Cash Used By Operating Activities                     (4,763)         (40,620)        (465,918)
                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Rights, Development Costs and Intangibles                  --               --         (244,000)
  Purchase of Fixed Assets                                           --           (2,250)         (15,478)
  Increase in Organization Costs                                     --               --          (36,408)
  Purchase of Marketable Securities                                  --          (13,099)         (20,056)
  Proceeds from Sale of Marketable Securities                       182               --          404,266
                                                            -----------      -----------      -----------

       Net Cash Provided (Used) By Investing Activities             182          (15,349)          88,324
                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, net                        --               --          366,050
  Contributed Capital                                                --               --           11,544
                                                            -----------      -----------      -----------

       Net Cash Provided By Financing Activities                     --               --          377,594
                                                            -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                  (4,581)         (55,969)              --

CASH - BEGINNING OF PERIOD                                        4,581           68,532               --
                                                            -----------      -----------      -----------

CASH - END OF PERIOD                                        $        --      $    12,563      $        --
                                                            ===========      ===========      ===========

    See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                   For the Nine      For the Nine      Inception
                                                                   Months Ended      Months Ended       Through
                                                                    September         September        September
                                                                     30, 2003          30, 2002         30, 2003
                                                                   --------------    -------------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock Issued In Exchange for Goods and Services and Marketable
Securities                                                         $           --     $         --     $601,002
                                                                   ==============     ============     ========

Stock Issued In Exchange for License Fee                           $           --     $         --     $500,000
                                                                   ==============     ============     ========

Cash Paid for Interest                                             $        1,302     $         --     $  1,302
                                                                   ==============     ============     ========

Cash Paid for Income Taxes                                         $           --     $         --     $     --
                                                                   ==============     ============     ========

     See accompanying notes to the unaudited condensed financial statements.

NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The interim financial statements at September 30, 2003 and for the nine month and three month periods ended September 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three month and nine month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 DISPOSITION OF ASSETS
------ ---------------------

       In August 2003, Scott Balmer, the majority shareholder accepted all the assets of the Company as settlement of all the debt owed him. This resulted in the Company recording forgiveness of debt in the amount of $25,103.

NOTE 3 GOING CONCERN
------ -------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $13,327, and negative cash flows from operations of $4,763 for the nine months ended September 30, 2003, and negative working capital of $8,668, and a stockholders' deficit of $8,668 at September 30, 2003. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors.

Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General

Management is formulating the basis for acquisitions to complete its previously announced business plan. Additional opportunities have arisen that may allow the Company to expand the scope of business operations and more readily allow it to acquire the capital it requires. No actual operations other than these have been performed and none are anticipated until 2005.

Results of Operations

There were no revenues for the three and nine months ended September 30, 2003 or the three and nine months ended September 30, 2002.

General and administrative expenses increased for the three and nine months ended September 30, 2003 compared to the same periods in 2002. These expenses were $13,077 and $38,494 for the three and nine months ended September 30, 2003 and $10,817 and $37,673 for the same periods in 2002, respectively. The increase for the three months ended September 30, 2003 over the same period in 2002 came from an increase of $1,700 in rental expense and contract expenses of $1,905, these increases were partially offset by the reduction of $3,000 in officers compensation as Scott Balmer agreed to forego any further accruals as an officer.

For the three and nine months ended September 30, 2003 we recorded net income
(loss) of $7,539 and $(23,205), respectively. This compares with a net loss $11,095 and $38,481 during the corresponding prior periods in 2002. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005.

Liquidity

During the three months ended September 30, 2003, the Company's working capital decreased. This was due to the removal of all assets in settlement of Scott Balmer's debt. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

Capital Resources

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its creditors and shareholders.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities through the sale of its registered securities.

Operations

The operations of the Company are currently dormant. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations in order to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.

Item 3. Controls and Procedures

Based on an evaluation by Mr. Smith, the chief financial officer of the company, conducted as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

The Company had no revenue during the first three quarters of 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Change in Securities

   No changes in securities have occurred since the Company's last report as of June 30, 2003.

Item 3. Defaults Upon Senior Securities.

   None

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Item 5. Other information.

   None.

Item 6. Exhibits and reports on Form 8-K.

   (a)  Exhibits.
        ----------

          31.1 President and CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

          32.1 President and CFO certification pursuant to section 906

  (b)   Reports on From 8-K.
        --------------------
          None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power Save International, Inc.

/s/ Russell L. Smith
-----------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 22nd day of October 2004