Form 10KSB
period 2003-12-31
POWER SAVE INTERNATIONAL INC
filed 2004-10-29
CIK 1110480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003

                          Commission File No. 333-33890

                         Power Save International, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                                 88-0227424
           ------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

             5800 NW 64TH AVENUE, BLDG. 26, #109, TAMARAC, FL 33319
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 722-1615
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                             None

        Securities registered under to Section 12(g) of the Exchange Act:

                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 22, 2004 is $595,896.

As of October 22, 2004, there were 6,414,149 shares of the Company's $0.001 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form SB-2A filed May 2003
Form 10-QSB for the quarter ended June 30, 2003
Form 10-QSB for the quarter ended September 30, 2003

Transitional Small Business Disclosure Format (check one) Yes [ ]   NO [X]

           CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS AND CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward- looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable to are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

Part 1

ITEM 1   DESCRIPTION OF THE BUSINESS

Business
--------

The predecessor company of Power Save was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc.

For the past five years, Power Save has been inactive, as we have attempted to obtain public financing for our operations. Upon receipt of sufficient funding, we will design, sell/lease and finance fossil- fueled engine-driven air conditioning, heating, thermal heat recovery and electric co-generating plants. We will target the more than 2 million U.S. small businesses that usually are unable to negotiate attractive utility rates.

A co-generator produces both heat and electricity from one fuel source. We will provide equipment that can provide typical savings of 20% to 50% on annual utility bills for heating, ventilating, air conditioning known as HVAC on a convenient rental or lease/purchase basis.

With conventional utility connections in reserve, our clients will have redundant and secure power supplies at less cost than organizations that are solely dependent upon normal utility hookups.

Our natural gas-fired individual unit sales range from $75,000 to $125,000, with retrofits ranging between $125,000 and $500,000 on an installed and connected basis.

Through our founder, Scott Balmer, we have more than thirty years of development and installation experience and now intend to develop a national market for our proven technology. Our original demonstration test site model, Power Save International-120, system was installed in 1995 in Mamaroneck, NY and continues to meet or exceed the customer's expectations. Our latest Power Save International-70/50 Combo system was completed in a commercial office building in Rochester, New York.

Our basic system module consists of
   - a natural gas fueled engine,
   - air conditioning compressor,
   - electric generator,
   - heat recovery unit, and
   - micro-processor

Our systems are built in a proprietary manner, sold outright and/or operated on a turnkey basis as the Power Save International Combo package of cogeneration technology. A turnkey basis is where the Company handles the whole project beginning with the design and continuing on with

   - obtaining permits
   - installation
   - equipment
   - startup and

following  proof of performance, and acceptance by the client.

Our expansion will be created through a combination of advertising in national trade magazines for outright sales, and direct sales representatives in selected areas for the sale/lease of units. We also intend to acquire suitable HVAC companies that will permit the more rapid conversion of existing customer bases to our units.

Our risk model

     We have taken steps to lower the risks that we take and simultaneously enhance our expectations of profitability during a period of rapid growth. We have structured the following business profile:

   - Outright sales are made for cash with a 50% deposit due upon the order, 40% prior to shipment and the remaining 10% on startup.
   - We intend to contract out most manufacturing and routine maintenance needs to companies or individuals in the field; the requirement for a parts inventory will be outsourced on an as-needed basis. There are several vendors that supply these parts. As these vendors are easily replaceable, we have not entered into any specific contracts.

During the last four years, we have had no revenues, contracts or deposits received. If any deposits are received, they will be immediately utilized to order and pay for the materials and labor to build the system.

We intend to arrange for maintenance with local HVAC companies and to provide servicing information to them. We have not presently developed agreements for this maintenance.
   - Unless sold outright, the systems remain the property of Power Save International and are easily recoverable, if necessary.

Sales Strategy

     We will implement our marketing plan with an emphasis on differentiating us from competing providers of equivalent equipment. Our strategy is essentially to permanently upgrade and alter the way HVAC equipment is used by the small end user market. We generate direct sales of our units partially through industry advertising, largely in trade publications. We will also depend upon contractor sales personnel who have already established relationships with prime sales prospects. We will target
   - owners,
   - operators and
   - managers of properties that are prime candidates for our systems and seek to leverage our advertising.

We will also supply a resident cogeneration sales engineer and support him or her with operating systems, a defined marketing program and facilities.

Our line of products is designed for the cogeneration market. These systems are also known as CoGenAirHeat units, indicating that they are
   - engine-driven air-conditioning, - refrigeration, - electric-generation and
   - heat recovery units.

Our on-site sales engineer will develop working relationships with local utilities and complete energy audits for prospective customers. Although the sales cycle to initial system placement may take up to nine months from the date of the energy audit, we expect to generate a sustaining backlog of projected installations. We also anticipate that successful site-performance histories will serve as valuable referrals and demonstrations for on-going system sales and acquisitions as well.

Power Save International strategy

Our approach has been to overcome the existing competitive barriers by making cogeneration technology available to small users and we have developed:

   - a standard line of affordable and easy to integrate, 100 KW to 500 KW cogeneration modules, with energy efficiency savings;
   - a low risk leasing vehicle whose repayment stream is closely matched to savings and is compatible with customer needs; and
   - administrative policies that can decrease overhead costs and provide efficient customer service.

The modular nature of our systems permits us to fully use HVAC facilities and personnel with other technological expertise as well as plant and equipment.

Our corporate and site engineering staff will
   - specify,
   - design and
   - deliver the cogeneration components and/or modules to a HVAC facility for their assembly, installation and continuing maintenance.

The expected increase in site placements and revenues accompanied by new technology is expected to significantly improve the competitive position as well as the stability and capabilities of HVAC organizations.

Need for cogeneration

Based on our experience, due to increasing competitive pressures to cut costs, owners and operators of industrial and commercial facilities are actively looking for ways to use energy more efficiently. One option is cogeneration.

Cogeneration is the simultaneous production of air conditioning, or other shaft power usage, electricity and useful heat from the same fuel source. Facilities with cogeneration systems use them to produce their own electricity, and use the waste heat for
   - process steam,
   - hot water heating,
   - space heating, and
   - other thermal needs.

They may also use excess process heat to produce steam for electricity production.

Cogeneration currently coexists alongside a regulated industry that is adapting to major structural changes which may limit its application.

Cogeneration applications

Cogeneration systems have been designed and built by large-scale firms in the industry for many different applications. We have only two installed systems, both for smaller users. While most require dismantling the existing system and installing a completely new system, our systems supplement and integrate with the existing system.

Large-scale systems can be built on-site at a plant, or off-site. Off-site plants need to be close enough to a steam source to cover the cost of a steam pipeline. Industrial or commercial facility owners can operate the plants, or a utility or a non-utility generator may own and operate them. Manufacturers use 90% of all cogeneration systems. Some industries and waste incinerator operators who own their own equipment realize sizable profits with cogeneration.

District heating is another large-scale application of cogeneration. Many colleges and cities, which have extensive district heating and cooling systems, have cogeneration facilities.

The University of Florida has a 42 Megawatt gas turbine cogeneration plant built in partnership with the local utility. We, however, were not involved in any aspect of this installation. Pictures of the plant as well as descriptions of the system and other technical references are currently available on the Internet.

Some large cogeneration facilities were built primarily by other manufacturers to produce power. They produce only enough steam to meet the requirements for qualified facilities under the Public Utilities Regulatory Act of 1978. If no steam host is nearby, one can be built. For example, large 80 megawatt or higher plants operating under the Public Utilities Regulatory Act of 1978, have large greenhouses as steam hosts, though these are not our products. The greenhouses operate without losing money only because their steam heat is virtually free of charge.

Many utilities have formed subsidiaries to own and operate cogeneration plants. These subsidiaries are successful due to the operation and maintenance experience brought to them by the utilities. They also usually have a long-term sales contract lined up before the plant is built. One example is a 300 megawatt plant owned and operated by a subsidiary, co-owned by both a utility and an oil company. Again, we did not participate in this project. The utility feeds the power directly into its grid. The oil company uses the steam to increase production from its nearby oil wells.

Cogeneration systems are also available to small-scale commercial and industrial users of electricity, our target market. Small-scale packaged or modular systems are being manufactured for commercial and light industrial applications. Modular cogeneration systems are compact, and can be manufactured economically.

These systems, ranging in size from 20 to 650 kilowatts produce electricity and hot water from engine waste heat. Matching the system size to a particular building is generally the most cost efficient. Thus, the best applications are for buildings such as hospitals or restaurants that have a year-round need for hot water or steam. They can be operated continuously or intermittently, such as during peak load hours, to reduce peak demand charges. Continuous operation, however, generally has the fastest payback period.

Small-scale cogeneration has not been widely used in the United States due to the initial costs of purchase and system installation.

Trends and Uncertainties

Demand for our systems will be dependent on, amongst other things, both market acceptance of the Power Save products and services and general economic conditions. Inasmuch as a major portion of the activities of Power Save will be the receipt of revenues from the leasing of our systems on a guaranteed savings basis, the business operations of Power Save may be adversely affected by prolonged periods of recession and/or competitors to Power Save.

Environmental issues

While cogeneration provides several environmental benefits by making use of waste heat and waste products, air pollution is a concern any time fossil fuels or biomass are burned. The major regulated pollutants include particulates, sulfur dioxide and nitrous oxides. Water quality, while a lesser concern, can also be a problem.

New cogeneration plants are subject to an Environmental Protection Agency permit process designed to meet National Ambient Air Quality Standards. Many states have stricter regulations than the EPA. This can add significantly to the initial cost of some cogeneration facilities.

Some cogeneration systems, such as diesel engines, do not capture as much waste heat as other systems. Others may not be able to use all the thermal energy that they produce because of their location. They are therefore less efficient, and the corresponding environmental benefits are less than ideal. The environmental impacts of air and water pollution and waste disposal are very site-specific for cogeneration. This is a problem for some cogeneration plants because special equipment such as water treatment, air scrubbers, etc., required to meet environmental regulations adds to the cost of the project. If, on the other hand, pollution control equipment is required for the primary industrial or commercial process, cogeneration may remain economically attractive.

We have configured our products with considerations of environmental and other regulatory features in mind. Because our system supplements and integrates with an existing system, we currently do not believe that we are subject to any federal or state regulation. We do not have any special costs or impacts that are a side-effect of complying with any environmental laws.

Web site

As part of our program to secure added clients, we have provided a Web site that features a variety of information for sales engineers and customers alike. Our national web site features information for HVAC needs of small business and will contain as well a chat room to allow questions to be submitted to our personnel. Each HVAC licensee/subsidiary will also have a Web site that relates to his particular territory and community dynamics. We believe continued participation and promotion of such Web sites will provide the important marketing advantages.

Employees

As of December 31, 2003, we had 3 individuals who served on an as needed basis only and are unsalaried. None of these individuals are represented by a union. We intend to augment our staff in response to the success of our acquisition and marketing strategies.

Certain Transactions

Mr. Balmer has provided free services to us. These services included any administrative, development or marketing services necessary to promote and develop the business. We have recorded contributed capital for the estimated cost of the services at $1,500 per month starting January 1998 with an offset to officer compensation. Mr. Balmer has made certain advances to us on an interest free basis, payable upon demand. From inception of the loans to December 31, 1996, we have computed interest on the advances at 8% and treated the interest of $70,318 as contributed capital with an offset to interest expense. From 1997 forward we have accrued interest on the advances, until paid, as a liability with an offset to interest expense. During the period ended December 31, 2000 we paid off the advances, which, at the time, totaled $218,753 and paid down the accrued interest to $32,134. All existing debt was repaid to Mr. Balmer in August 2003 through his assumption of all of the assets of the Company and the relief of the debt of the balance of the advances.

We believe that all of the transactions set forth in this document were made on terms less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal shareholders and their affiliates will be approved by a majority of the board of directors, including any outside directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties. Power Save currently has no outside directors.

INDUSTRY

The bulk of the cogeneration industry today primarily revolves around large industrial installations and numerous systems are operating in the marketplace today. Capital markets have developed attractive financing mechanisms and regularly fund such projects. The National Energy Policy Act of 1992 brought about deregulation in order to balance out the usage of natural gas and electricity and alleviate the need to build new power plants.

Incentive programs that encourage adherence to the Act constitute an important impetus to our growth. Because natural gas sales should increase to our clients, the gas utility in the market of each of our prospective HVAC licensees/subsidiaries should be an immediate beneficiary of our installations and may have an interest in working closely with us. To the extent that natural gas becomes a more available power source we anticipate that such availability will make our natural gas systems even more attractive.

POWER SAVE PRODUCTS

Technological developments in
   - efficiency,
   - size and
   - standardized manufacturing of sub-systems and components have allowed us to provide our CoGenAirHeat System for

   - commercial,
   - industrial and
   - large residential equipment of all sizes and BTU capacities.

We can outsource major manufacturing components, while producing cost-effective solutions to an underserved market niche of significant size. At the time of a sale, we will enter into an agreement with parties to be selected at that time to manufacture or assemble the project to our specifications and with components we specify. No agreements are in place at this time and we have no plans to set up our own manufacturing facility.

We sell complete systems with all the components necessary to provide full cogeneration power and heat.

Our products have been fully developed and rest largely upon combining off the shelf components into attractive systems. We are not dependent upon any one supplier for any of our components.

Our standard lease agreement requires us to provide the installation and services necessary to operate CoGenAirHeat systems and to otherwise protect our proprietary information for a period of ten years. We will bear the cost of these installation and services. If we do not meet our service maintenance obligations under the lease, the lease terminates and the client will, at their option, either
   - remove equipment and dispose of equipment with all costs associated with removal and disposal to be borne by us, or
   - purchase the system from us at the price of the system's initial installed cost minus depreciation at the rate of 10% per year or a purchase price either previously elected by or available to the client under the lease minus the service maintenance fees, whichever purchase price is less.

Competitive advantages

We have formulated our systems and marketing program so that:
   - The customer receives a state-of-the-art equipment upgrade at no cost by opting to share the energy savings with us, while the existing life of his present facility is extended with efficiency and substantial cost savings, all under our standard lease agreement; and
   - The HVAC licensee experiences only incremental costs under our agreements.

PURCHASING AND VENDOR SELECTION

SUPPLIERS

We have built our systems to date from components that we have purchased from Ford Motor Company, Hall Screw and other suppliers. We believe that ample components are available from normal commercial sources and we have relied upon purchase orders without formal contracts or agreements in place.

MARKETING

We have examined various factors associated with our market including
   - small business electricity usage,
   - ability to pay for our systems,
   - power availability and quality,
   - fuel sources,
   - electricity prices,
   - penetration of competing distributed generation technologies,
   - new capacity requirements and
   - the cost of new capacity additions.

Based on this evaluation, we intend to target the following market segments for our systems:
   - Business users with annual electricity costs between $100,000 to $1,000,000;
   - Firms in remote areas with little available service competition.

   - Facilities in high electricity cost areas.
   - Business users where utilities are unable to efficiently satisfy power needs.
   - Strategic partnership possibilities where natural gas utilities can enhance their sales with our installations.

We will employ numerous techniques to identify potential customers such as:
   - Advertisements in the trade publications.
   - Maintenance of a Web site that illustrates our benefits.
   - Identify, acquire and support several profitable and attractive HVAC companies as subsidiaries.
   - Secure motivated sales engineers at each HVAC subsidiary site and provide evaluation, design and marketing support. We are specifically looking for superior market and technologically specific expertise.
   - We will centrally manage the delivery and installation to allow field personnel to concentrate on marketing activities.

A large percentage of the funds raised will be for
   - inventory of components,
   - finished goods and
   - systems site lease financing.

We have determined that there are 20 states where the difference between the costs of natural gas as opposed to the costs of electricity creates a favorable economic situation for the placement of our systems. The states are as follows:
   - New York, Vermont, New Jersey, New Hampshire, Massachusetts, Connecticut, Nevada, Missouri,
   - Rhode Island, Pennsylvania, Kansas, California, Ohio, Arizona, Missouri, New Mexico, Mississippi,
   - Illinois, Michigan, and Louisiana.

Guaranteed savings plan

The bulk of the CoGenAirHeat systems as installed will be owned by us and leased to the sites for a ten-year period of time on a guaranteed savings basis. Based on an in-house detailed feasibility study and economic analysis of the costs of generating electricity and heat for our system compared to the client's present and expected costs for providing equivalent power we will perform at each site, we will determine, on a case by case basis, an estimated share of the savings incurred to be paid to us in lieu of customer payments.

We will not enter into a lease agreement unless the feasibility study shows it will be a profitable transaction. The lease agreement terms will be based upon the prior 12 months utility bills the client and the utility companies have certified as being correct. Under the lease agreement, the client will pay us the amount saved on their utility bill in excess of a 10% savings. Determined on a case-by-case basis, our revenues will be, increased or reduced proportionally each month based on the current year monthly utility costs. If the savings are not as much as projected, we will receive the difference, if any, between the actual amount saved minus all maintenance and amortization expense and the 10% savings amount. If the savings are less than 10%, we will not receive any revenue.

In a typical application where the economic analysis has shown estimated savings of approximately 12.5% or $16,667 monthly, Power Save would receive approximately 2.5% of the savings or $3,333 per month minus all maintenance and amortization expenses. The amount we would receive would decrease if the projected savings are less than 12.5% or $16,667 monthly. If the savings are 10% or less, we will not receive any revenue for that month under the lease agreement.

Revenue under the future contract will not be recognized until it is realized or realizable and earned. The earning process takes place on a month to month basis when it is determined whether or not the 10% savings on the utility bill is being met or not. If the savings are met then the revenue is earned and recognized. If there are no savings, then the revenue is not recognized and a liability would exist and be recorded by the company. The signed leased agreement with its provisions would satisfy the Staff Accounting Bulletin ("SAB") 101 criteria regarding "pervasive evidence of an arrangement exists"; the monthly analysis as to savings would satisfy the SAB 101 criteria regarding" delivery has occurred or services have been rendered"; and the provisions of the contract will be such and agreed to by both parties so that the savings amount is clear and determinable which would satisfy the SAB 101 criteria regarding "the sellers price to the buyer is fixed and determinable."

If it is determined that the savings under the plan would not be met then revenue would not be recognized by the company because it is not realized or realizable and earned as per SAB 101.

Additionally, if it was determined that the savings would not be met, the equipment would either be pulled from the location and a total loss would be booked on this job. Or secondly, the equipment may be left at the job site and the company would be liable for the difference between any savings and the lease liability for the equipment.

Power Save would review the job analysis and determine what caused the lack of savings, the fuel costs, the function of the equipment or a miscalculation of the factors on the job.

Although the number of cogeneration systems is growing at a steady rate, certain factors have and will slow the acceleration of cogeneration activities. These factors include
   - the initial cost of buying and bringing a cogeneration system on-line,
   - maintenance costs, and
   - environmental control requirements.

Not all electric utilities need the additional electricity. They may have excess generation capacity or a stable customer base. This leads to lower avoided cost rates, which reduces the viability of cogeneration projects that rely heavily on power sales to utilities. In addition, the deregulation, or restructuring, of electric power generation makes it more attractive for developers to become independent power producers and to build electricity only power plants, instead of cogeneration plants. There has also been a great deal of pressure from utility and industrial special interests to repeal or amend the Public Utilities Regulatory Act of 1978. If they are successful, it could be difficult for new cogeneration projects to get off the ground. Barring that development, improved technology and cooperation among industries, businesses, utilities, and financiers should provide impetus to the continued development of both cogeneration projects and independent power production projects.

CUSTOMERS

Currently there is no customer base in the Company.

COMPETITION

There are approximately 25 air-conditioning and/or electric generating manufacturers in the U.S. that produce engine-drive systems, but we believe that none have successfully addressed the millions of small businesses that could use some form of cogeneration equipment. Current manufacturers have supplied to, and focused upon, the large industry segment only, to date.

The significant barriers to this market include:
   - long sales and installation cycles;
   - complicated due diligence procedures for system financing, and
   - costly operational structure need to expand quickly into new markets.

We have solved these problems by:
   - building standard and easily scalable modules available in weeks;
   - providing potential financing with the proceeds of a public offering or through private bulk funding or leasing company sources yet to be determined; and
   - by leveraging the existing assets of HVAC companies through distribution or acquisition alignments, we accelerate geographical penetration.

We will also compete with other distributed generation technologies including fuel cells and reciprocating engines, available at prices competitive with existing forms of power generation.

We believe that our systems will have a competitive advantage in that they can be easily scaled to various business sizes and will be more efficient in handling the load profile of small business customers. We also believe that our systems will be
   - quiet,
   - environmentally clean,
   - efficient and
   - relatively inexpensive to install, service and maintain.

We differ from our competitors in that most require dismantling the existing system and installing a completely new system. Our system supplements and integrates with the existing system.

COMPETITIVE ADVANTAGES

We have formulated our systems and marketing program so that:
   - The customer receives a state of the art equipment upgrade at no cost by opting to share the energy savings with us, while the existing life of his present facility is extended with efficiency and substantial cost savings, all under our standard lease agreement and
   - The HVAC licensee experiences only incremental costs under our agreements.

TRADEMARK, SERVICE MARK & PATENTS

We intend to trademark and otherwise brand our services. If successful, our rights to such trademarks and service marks will last indefinitely so long as we continue to use and police the marks and, with respect to registered marks, to renew filings with the appropriate government agencies. We consider that marks will become material to our business.

ITEM 2.  PROPERTIES

We currently use office space from a major stockholder, Mr. Scott Balmer, at 5800 NW 64th Avenue, Bldg,. 26, #109, Tamarac, FL 33319. Mr. Balmer is not charging us for the use of the office space. We have recorded accrued debt for the estimated cost of the space at $500 per month starting January 1998 with and offset to rent expense through August 2003 when it was agreed that no further accrual would be required. We plan to relocate the offices in 2004.

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all material litigation that has been filed against us to date that has not yet been settled.

We are not a party to any material litigation. However, claims and litigation may arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the fourth quarter of our fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a) Market Information

There is currently no public market for our common shares.

b) Holders

As of October 22, 2004 there are 33 shareholders of record of our common stock.

c) Dividends

The Company has not paid dividends and has no immediate plans to declare any.

d) Recent Sale of Unregistered Securities

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Since inception, our operations have been limited to
   - developing the concepts,
   - developing the marketing program and the basic mechanical modules,
   - and raising needed capital.

Under the lease agreement, the client will pay us the amount saved on their utility bill in excess of a 10% savings. If the savings are not as much as projected, we will receive less revenue than projected or we may not receive any revenue at all.

Results of Operations.

For the years ended December 31, 2003 and 2002, we had net losses of $68,152 and $58,689, respectively. We received no revenues. Operating expenses for the years ended December 31, 2003 and 2002 were $84,191 and $56,442. Operating expenses consisted of depreciation and amortization of $750 and $614 for the years with general and administrative expenses of $83,441 and $55,828. We had interest expense of $950 and $1,074 plus dividend income of $34 and $512 per year, respectively. We also had income from the forgiveness of debt of $25,103 for the year ended December 31, 2003 and a loss on sale of marketable securities of $9,832 and $1,685 for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Power Save requires substantial capital in order to meet our ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Our working capital had been obtained through
   - a loan from Scott Balmer, an officer, director and major shareholder,
   - from Vision Energy Corp. operated by Russell L. Smith , an officer and director
   - outright sales of equipment ($239,449 net since inception and only $6,800 since 1999), and
   - through the sale of marketable securities.

Through the issuance of 296,300 shares of our preferred stock for liquid marketable securities valued at $592,600 at the time of the exchange, we have been able to liquidate a portion of these shares to generate enough cash to satisfy our working capital requirements and achieve positive working capital. This allowed us to obtain enough liquidity to expand our basic operations because we had acquired enough cash to pay our bills in a timely fashion and seek additional work through advertising and business contacts.

Prior to this point in time, we did not have the liquidity to obtain new business and to finance the work that we had obtained.

For the year ended December 31, 2003 we received $182 from the sale of marketable securities. In the year ended December 31, 2002 we purchased marketable securities for $20,056, acquired fixed assets of $1,366 and received proceeds from the sale of marketable securities of $2,861. As a result, net cash used in investing activities for the year ended December 31, 2002 was $18,561.

For the years ended December 31, 2003 and 2002 Power Save did not engage in any financing activities.

On a long-term basis, liquidity is dependent on establishment of operations and receipt of revenues, additional infusions of capital and debt financing.

Critical Accounting Policies

For revenue recognition policies, see NOTE 1 Revenue Recognition and Deferred Revenue. Our equipment does not consist of long lived assets that would require impairment. We remove any asset that is obsolete or is inoperable at the time either contingency becomes known. Our other significant accounting policies are defined beginning with NOTE 1 to the financial statements.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an audit committee with independent members. The audit committee is the current members of the Board of Directors, two of whose members, Scott E. Balmer and Norman J. Birmingham qualify as "financial experts " as required through their previous responsibilities for preparing or being responsible the preparation of public company filings as either the President or Chief financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding we will adhere to the policies required for inclusion.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

List here all financial statements, which will be filed as part of this report.

         Independent Auditor's Report
         Balance Sheet as of December 31, 2003
         Statements of Operations For theYears Ended December 31, 2003 and 2002 and from the Date of Inception
         Statement of Changes in Shareholder's Equity (Deficit) and Comprehensive Income (Loss) For The Years Ended December 31, 2003 and 2002 and from the Date of Inception
         Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 and from the Date of Inception
         Notes To Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 26, 2003 David T. Thomson, P.C. resigned as our independent public accountant. The decision to resign was based on the firm's cessation of work for public companies and practicing before the U.S. Securities and Exchange Commission.

During the Company's most recent two fiscal years and associated interim periods through the date of resignation there were no disagreements on any matter of accounting principle or practices, financial statement disclosure, or auditing scope of procedure and there were no "reportable events" with David T. Thomson P.C. as described in Items 304 (a) (1) (iv) of regulation S-B, respectively.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CENTRAL PERSONS:
         Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name of our current directors and executive officers during our last fiscal year and those who have subsequently resigned.

Name                   Position Held                                    Age   Election Date
----                   -------------                                    ---   -------------
Scott E. Balmer        Treasurer and Director                            78       1988
George Fillipedes      Chief Executive Officer and Director              42       2003
Norman J. Birmingham   President, Chief Financial Officer and Director   49       2004
Russell L. Smith       Secretary and Director                            57       2003

Officers and directors will hold office until the next annual shareholders meeting.

Note: Presently all executives serve on an as needed basis only. Except for Mr. Balmer, this requirement has been filled on a part-time basis only, usually requiring less than 2 hours per week.

SCOTT E. BALMER, CHAIRMAN OF THE BOARD AND TREASURER

Scott Emerson Balmer is our founder and has directed Power Save since 1988. He has spent in excess of 45 years in the HVAC industry and has designed equipment to fill a variety of niches in the marketplace. Since 1988, Balmer and his associates have concentrated on development of medium capacity combo system electric generating plants, cogeneration, and research and development of natural gas fueled systems. He is a creator of numerous unique designs in energy saving equipment including solar and geothermal energy systems.

From 1949 to 1961, Mr. Balmer worked for Holland Furnace Co., beginning as a sales tech trainee, then branch manager and continuing as division manager from 1954 to 1961. From 1961 to 1985, Mr. Balmer was the chief executive officer of a series of affiliated heating, ventilating and air conditioning companies: Scott Heating and Air Conditioning, Duncan Heating, Brown Heating and Air Conditioning, Heat Cool, Inc. dba Allied Air Conditioning Service. During 13 of those years, Mr. Balmer became involved as the inventor or co-inventor of record and chief executive officer responsible for the manufacturing and national marketing of proprietary energy saving equipment, including solar and geothermal energy systems for Allied operating out of Florida.

GEORGE FILLIPEDES, CHIEF EXECUTIVE OFFICER AND DIRECTOR

George A Fillipedes, age 42, became Chief Executive Officer and Director in September 2003 and resigned in April 2004. He was previously Chairman of the Board of Directors and Chief Executive Officer of Neometrix technology Group, Inc. (OTCBB: NMTX) from May 2002 until his resignation in April 2003. Mr. Fillipedes served as Chairman and Chief Executive Officer of Neosphere, Inc. (OTC: NSPT) from May 2000 to May 2001 and as President and Director of Globalnet Technologies, Inc. from June 1997 to May 2002 and as Executive Vice President of X-Change Software from August 1995 to June 1997. He has an extensive background in the management and marketing of technology companies and has been successful in completing mergers and acquisitions in positions he has held.

NORMAN J. BIRMINGHAM, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Norman J. Birmingham, age 49, became President, Chief Financial Officer and Director in May 2004 and resigned in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB: NMTX), from October 2003 to October 2004. He was Chief Financial Officer of NMTX from February 2003 until October 2004. He also served as the President and Director of the NMTX subsidiary (Chief Financial Officer of AMS Systems, Inc. from February 2003 to October 2004 . Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB:
BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2003 also serving as chief financial officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999. From 1986 to 1997 Mr. Birmingham served as President of Budget Services, Inc., an accounting, tax and financial planning/services company.

RUSSELL L. SMITH, VICE CHAIRMAN, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Russell L. Smith, age 56, became Vice Chairman, President and Chief Financial Officer in September 2004 and a director in August 2003. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as a director of Vision Energy Group, a position he has held since 2001. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

Family Relationships.

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time, except for the bankruptcy of Hardwarestreet.com as discussed in this Form 10-KSB;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

All holders are in compliance with this section.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

No executives received compensation from Power Save in 2002; Mr. Fillipedes received $31,279 in 2003.

Any bonuses would be awarded by the Board of Directors following a review of our performance in the previous year and a judgment that such bonuses were warranted. The Board may also choose additional forms of compensation if our and the individual's performance both so warranted. The formula or criteria for determining bonuses past 2003 has not yet been established.

Compensation of Directors.

None of our directors received any compensation for their services as a director during fiscal year 2002 and 2003. Officers serve at the discretion of the Board and are elected annually. No director is selected or serves pursuant to any special arrangement or contract.

Bonuses and Deferred Compensation

Each employment agreement also will provide that the employee is entitled to a bonus as determined by the board of directors, from time to time, and options under Power Save's Stock Option Plan, if adopted. Each Employment Agreement will provide for a term of three years and is renewable upon mutual consent. The employment agreements may be terminated for cause and, in the event of change in control of Power Save, each employee is entitled to a lump sum payment equal to the greater of one year's salary or the baser salary and benefits that would have been received by the employee if he/she had remained employed by us the remainder of the three year term. The employment agreements also contain confidentiality and non-competition provisions prohibiting the employee from competing against us and disclosing trade secrets and other proprietary information. Courts have often held that such non-compete agreements are contrary to public policy and may not be easily enforceable.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable.

Other Compensation

None.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated. The shares for all parties except Scott Balmer will be released from escrow upon the completion of payment to Mr. Balmer for these shares by Vision Energy Corp or its assignee Blue Flame Enterprises, Inc. Payments are being made monthly and are current as of this filing.

                                         Number                       Percentage
Name                         of Shares Beneficially Owned              of Class
----                         ----------------------------             ----------
Scott Balmer                            500,000                           7.8%
Ariadne Holdings, Inc. (1)            3,280,149                          51.1%
Russell Smith                           700,000                          10.9%
                                      ---------                          ----
TOTAL                                 4,480,149                          69.8%
                                      =========                          ====

(1) These shares are beneficially owned by Russell Smith pursuant to his percentage in ownership of Ariadne Holdings, Inc.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                        Percentage
Name                          of Shares             Beneficially Owned of Class
----                          ---------             ---------------------------
Scott Balmer                    500,000                           7.8%
Russell Smith                 3,980,149                          62.0%
                              ---------                          ----
All directors and executive
Officers as a group           4,480,149                          69.8%
                              =========                          ====
Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

The Company has consistently received loans from Scott Balmer. In August 2003, Mr. Balmer agreed to accept net assets of approximately $14,000 for his outstanding receivables and waive the interest that had accrued.

The Company received $657 in additional monies from by Mr. Balmer in the fourth quarter of 2003 and received from Vision Energy Corp. $52,958 from August through December 2003. No interest is to be paid on these amounts. These payables will be repaid upon receipt of capital from loans or the sale of common stock from the SB-2 Registration approved by the Securities and Exchange Commission on May 14, 2003.

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Documents filed as part of this report

                  (1) Financial Statements.

                      Independent Auditors' Reports

                      Balance Sheet as of December 31, 2003

                      Statements of Operations for the Years Ended December 31, 2003 and 2002.

                      Statement of Changes in Stockholders' Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2003 and 2002.

                      Statement of Cash Flows for the Years Ended December 31, 2003 and 2002.

                      Notes to the Financial Statements.

All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 14. CONTROLS AND PROCEDURES

Controls and Procedures: Based upon the Evaluation of Disclosure controls and procedures as of December 31, 2003, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date. New accounting procedures and software will be implemented during the next fiscal year.

PART III

ITEM 1.  INDEX TO EXHIBITS

         91.1 Section 302 Certification of Russell Smith
         91.2 Section 906 Certification of Russell Smith

Reports on Form 8-K
-------------------

No report on Form 8-K was filed during the three month period ended December 31, 2003.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.

POWER SAVE INTERNATIONAL, INC.

BY: /S/ Russell Smith                                     DATE: OCTOBER 22, 2004
        ----------------------------
        RUSSELL SMITH, PRESIDENT and
        CHIEF FINANCIAL OFFICER


BY: /S/ Scott E. Balmer                                   DATE: OCTOBER 22, 2004
        -------------------------
        SCOTT E. BALMER, DIRECTOR

                          INDEPENDENT AUDITORS' REPORT



To The Stockholders and Board of Directors of
Power Save International, Inc.


We have audited the accompanying balance sheet of Power Save International, Inc. (A Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Save International, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit at December 31, 2003 in the amount of $1,928,828. The Company also has negative working capital at December 31, 2003 in the amount of $53,615. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Semple & Cooper, LLP

Phoenix, Arizona
October 25, 2004

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
POWER SAVE INTERNATIONAL, INC.

I have audited the balance sheets of Power Save International, Inc. (a development stage company) as of December 31, 2002, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits. The financial statements of Power Save International, Inc. at August 31, 1996, were audited by other auditors whose report thereon dated October 29, 1996, expressed an opinion with an explanatory paragraph as to going concern. The cumulative information from September 1, 1996 to December 31, 1997 was compiled by other accountants, whose reports dated at various times during that period, stated that they did not express an opinion or any other assurance on those statements.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Save International, Inc. as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3, the Company is in the development stage and has sustained significant losses from inception to date and there is no assurance that the Company can realize sufficient revenues from its products and services to attain profitable operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also discussed in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David T. Thomson, P.C.
Salt Lake City, Utah
April 22, 2003

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                              ASSETS
                              ------

CURRENT ASSETS
      Total Current Assets                                          $         0
                                                                    -----------

TOTAL ASSETS                                                        $         0
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
     ------------------------------------------------

CURRENT LIABILITIES
    Accounts Payable - Related parties                              $    53,615
                                                                    -----------

      Total Current Liabilities                                          53,615
                                                                    -----------

STOCKHOLDER'S EQUITY / (DEFICIT)
    Preferred stock; 50,000,000 shares authorized;
      $.001 Par Value; 296,300 shares issued and outstanding        $       296
    Capital stock, $.001 Par Value; 50,000,000 shares authorized;
      6,414,149 shares issued and outstanding                             6,414
    Additional paid-in capital                                        1,868,503
    Deficit accumulated during the development stage                 (1,928,828)
                                                                    -----------

      Total Stockholders' Deficit                                   $   (53,615)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                        $         0
                                                                    ===========


     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND FOR THE
    PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2003

                                                    For the Year     For the Year     Cumulative
                                                       Ended            Ended           During
                                                    December 31,     December 31,     Development
                                                        2003            2002            Stage
                                                    -----------      -----------      -----------
NET SALES                                           $        --      $        --      $   591,656

COST OF SALES                                                --               --          352,207
                                                    -----------      -----------      -----------

Gross Margin                                                 --               --          239,449
                                                    -----------      -----------      -----------

EXPENSES
   Research and Development                                  --               --          119,554
   Reserve Against Product Rights                            --               --          244,000
   Depreciation and Amortization                            750              614          550,510
   General and Administrative Expenses                   83,441           55,828        1,004,750
                                                    -----------      -----------      -----------

TOTAL OPERATING EXPENSES                                 84,191           56,442        1,918,814
                                                    -----------      -----------      -----------

Net Loss from Operations                                (84,191)         (56,442)      (1,679,365)
                                                    -----------      -----------      -----------

OTHER INCOME (EXPENSE)
   Gain (loss) On Sale of Marketable Securities          (9,832)          (1,685)         167,206
   Write down of Marketable Securities                       --               --         (364,326)
   Nonrefundable Option Income                               --               --           23,000
   Interest Expense                                        (950)          (1,074)        (115,134)
   Dividend Income                                           34              512           13,004
   Forgiveness of Debt                                   25,103               --           25,103
   Other Income                                           1,684               --            1,684
                                                    -----------      -----------      -----------

TOTAL OTHER INCOME (EXPENSE)                             16,039           (2,247)        (249,463)
                                                    -----------      -----------      -----------

NET LOSS BEFORE INCOME TAXES                            (68,152)         (58,689)      (1,928,828)

    Provisions for Income Taxes                              --               --               --
                                                    -----------      -----------      -----------

NET LOSS                                            $   (68,152)     $   (58,689)     $(1,928,828)
                                                    ===========      ===========      ===========

LOSS PER SHARE - BASIC AND DILUTED                  $     (0.01)     $     (0.01)     $     (0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING                   6,414,149        6,414,149        6,414,149
                                                    ===========      ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND FOR THE
    PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2003

                                                                                    Deficit     Accumulated
                                                                                  Accumulated      Other
                        Preferred Stock        Capital Stock        Additional    During the      Compre-       Total       Compre-
                      -------------------   ---------------------     Paid-in     Development     hensive    Shareholders   hensive
                        Shares    Amount      Shares     Amount       Capital       Stage         Income        Equity      Income
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Issuance of shares
 for cash May 1987           --   $    --     100,000  $      100   $     2,900            --           --   $     3,000
Issuance of shares
 for cash August 1987        --        --      63,433          63       279,877            --           --   $   279,940
Issuance of shares
 for product rights
 and other intangible
 assets                      --        --          33          --            --            --           --            --
Sale of shares to the
 public for $.30 per
 share-restated              --        --      74,334          74        22,226            --           --        22,300
Deferred offering
 costs                       --        --          --          --        (7,892)           --           --        (7,892)
Exchange of shares
 regarding pooling of
 interest of
 subsidiaries:
  Cancellation               --        --      63,467)        (63)           63            --           --            --
  Re-issuance                --        --     396,767         397          (397)           --           --            --
Issuance of shares
 for services                --        --      30,500          31           884            --           --           915
Cancellation of
 shares-former
 officer                     --        --     (30,000)        (30)       (9,970)           --           --       (10,000)
Issuance of shares to
 A.P.S.I. merger             --        --   5,144,000       5,144        39,856            --           --       (45,000)
Issuance of shares
 for prepaid lease
 and working capital         --        --     449,000         449       249,551            --           --       250,000
Issuance of shares
 for services                --        --      95,000          95         2,755            --           --         2,800
Conversion of debt to
 preferred stock         50,000        50          --          --       499,950            --           --       500,000
Exchange of preferred
 shares for oil and
 gas properties       2,000,000     2,000          --          --     9,998,000            --           --    10,000,000
Issuance of shares
 for services                --        --     154,549         154         4,483            --           --         4,637
Additional
 contributed capital         --        --          --          --        70,318            --           --        70,318
Net Loss from
 inception through
 December 31, 1996           --        --          --          --            --      (979,024)          --      (979,024)  (979,024)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance-
 December 31, 1996    2,050,000     2,050   6,414,149       6,414    11,152,604      (979,024)          --    10,182,044
Net Loss for the
 year ended
 December 31, 1997                                                                    (53,554)          --       (53,554)   (53,554)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance -
 December 31, 1997    2,050,000     2,050   6,414,149       6,414    11,152,604    (1,032,578)          --    10,128,490

    The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND FOR THE
    PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2003

                                                                                    Deficit     Accumulated
                                                                                  Accumulated      Other
                        Preferred Stock        Capital Stock        Additional    During the      Compre-       Total       Compre-
                      -------------------   ---------------------     Paid-in     Development     hensive    Shareholders   hensive
                        Shares    Amount      Shares     Amount       Capital       Stage         Income        Equity      Income
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Additional
 contributed capital         --        --          --          --        24,000            --           --        24,000
Cancellation of
 preferred shares
 for oil and gas
 properties and other
 outstanding
 preferred shares    (2,050,000)   (2,050)         --          --    (9,997,950)           --           --   (10,000,000)
Net loss for the
 year ended
 December 31, 1998           --        --          --          --            --      (315,441)          --      (315,441)  (315,441)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------

Balance-
 December 31, 1998           --   $    --   6,414,149  $    6,414   $ 1,178,654    (1,348,019)          --      (162,951)
Additional
 contributed capital         --        --          --          --        35,545            --           --        35,545
Issuance of
 preferred shares
 for marketable
 securities             296,300       296          --          --       592,304            --           --       592,600
Comprehensive income:
  Net loss for the
   year ended
   December 31, 1999         --        --          --          --            --       (98,337)          --       (98,337)   (98,337)
  Other comprehensive
  income (loss)
    Unrealized gain
     on securities           --        --          --          --            --            --      339,060       339,060    339,060
                                                                                                                           --------
Comprehensive income         --        --          --          --            --            --           --            --    240,723
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance-
 December 31, 1999      296,300       296   6,414,149       6,414     1,806,503    (1,446,356)     339,060       705,917

Additional
 contributed capital         --        --          --          --        14,000            --           --        14,000
Comprehensive income:
  Net loss for the
   year ended
   December 31, 2000         --        --          --          --            --      (288,381)          --      (288,381)  (288,381)
  Other comprehensive
   income (loss)
    Unrealized loss
     on securities           --        --          --          --            --            --     (339,060)     (339,060)  (339,060)
                                                                                                                           --------
Comprehensive
 income (loss)               --        --          --          --            --            --           --            --   (627,441)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance-
 December 31, 2000      296,300       296   6,414,149       6,414     1,820,503    (1,734,737)          --        92,476
Additional
 contributed capital         --        --          --          --        24,000            --           --        24,000
Comprehensive income:
  Net loss for the
   year ended
   December 31, 2001         --        --          --          --            --       (67,250)          --       (67,250)   (67,250)
  Other comprehensive
   income (loss)
    Unrealized loss
     on securities           --        --          --          --            --            --       (2,992)       (2,992)    (2,992)
                                                                                                                           --------
Comprehensive
 income (loss)               --        --          --          --            --            --           --            --    (70,242)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND FOR THE
    PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2003

                                                                                    Deficit     Accumulated
                                                                                  Accumulated      Other
                        Preferred Stock        Capital Stock        Additional    During the      Compre-       Total       Compre-
                      -------------------   ---------------------     Paid-in     Development     hensive    Shareholders   hensive
                        Shares    Amount      Shares     Amount       Capital       Stage         Income        Equity      Income
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance-
 December 31, 2001      296,300       296   6,414,149       6,414     1,844,503    (1,801,987)      (2,992)       46,234

Additional
 contributed capital         --        --          --          --        24,000            --           --        24,000
Comprehensive income:
  Net loss for the
   year ended
   December 31, 2002         --        --          --          --            --       (58,689)          --       (58,689)   (58,689)
  Other comprehensive
   income (loss)
    Unrealized loss
     on securities           --        --          --          --            --            --       (6,840)       (6,840)    (6,840)
                                                                                                                           --------
Comprehensive
 income (loss)               --        --          --          --            --            --           --            --    (65,529)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------

Balance-
 December 31, 2002      296,300       296   6,414,149  $    6,414   $ 1,868,503    (1,860,676)      (9,832)        4,705
  Other comprehensive
   income (loss)
    Realized loss
     on securities           --        --          --          --            --            --        9,832         9,832      9,832
  Net loss for the
   year ended
   December 31, 2003         --        --          --          --            --       (68,152)          --       (68,152)   (68,152)
                     ----------   -------   ---------  ----------   -----------   -----------    ---------   -----------   --------
Balance -
 December 31, 2003      296,300   $   296   6,414,149  $    6,414   $ 1,868,503   $(1,928,828)   $      --       (53,615)   (58,320)
                     ==========   =======   =========  ==========   ===========   ===========    =========   ===========   ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND
              FOR THE PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987
                            THROUGH DECEMBER 31, 2003

                                                                                       Cumulative
                                                                                         During
                                                                                       Development
                                                                2003        2002         Stage
                                                              --------    --------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                     $(68,152)   $(58,689)   $(1,928,828)
 Adjustments to reconcile net loss from net cash
   used in operating activities:
    Depreciation and amortization                                  750         614        550,510
    Common Stock Issued for Lease                                   --          --        225,000
    Gain on Sale of Securities                                   9,832       1,685       (167,206)
    Write down of Marketable Securities                             --          --        364,326
    Contributed Interest                                            --          --         70,018
    Contributed Rent and Officer Compensation                       --      24,000        110,000
    Reserve Against Assets and Liabilities                          --          --        244,000
 Changes in Assets and Liabilities:
    Increase in Accounts Payable                                48,213       1,310         52,959
    Increase (Decrease)in Accrued Interest                      (8,708)      1,074         32,382
    Increase (Decrease) in Advances from Shareholder, net       13,302     (15,384)       (19,079)
                                                              --------    --------    -----------

       Net Cash Used In Operating Activities                    (4,763)    (45,390)      (465,918)
                                                              --------    --------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Product Rights, Development Costs and Intangibles                 --          --       (244,000)
  Increase in Organization Costs                                    --          --        (36,408)
  Purchase of Marketable Securities                                 --     (20,056)       (20,056)
  Proceeds from Sale of Marketable Securities                      182       2,861        404,266
  Purchase of Fixed Assets                                          --      (1,366)       (15,478)
                                                              --------    --------    -----------

        Net Cash Provided by (Used) in Investing Activities        182     (18,561)        88,324
                                                              --------    --------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Common Stock, net                      --          --        366,050
  Contributed Capital                                               --          --         11,544
                                                              --------    --------    -----------

       Net Cash Provided By Financing Activities                    --          --        377,594
                                                              --------    --------    -----------

NET DECREASE IN CASH                                            (4,581)    (63,951)            --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,581      68,532             --
                                                              --------    --------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     --    $  4,581    $        --
                                                              ========    ========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AND
              FOR THE PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987
                            THROUGH DECEMBER 31, 2003

                                                                                               Cumulative
                                                                                                 During
                                                                                               Development
                                                                              2003      2002      Stage
                                                                             -------   -------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:

Stock Issued In Exchange for Goods and Services and Marketable Securities    $    --   $    --   $601,200
                                                                             =======   =======   ========

Stock Issued In Exchange for License Fee                                     $    --   $    --   $500,000
                                                                             =======   =======   ========

Cash Paid for Interest                                                       $ 1,302   $    --   $  1,302
                                                                             =======   =======   ========

Cash Paid for Income Taxes                                                   $    --   $    --   $     --
                                                                             =======   =======   ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

The predecessor company of Power Save was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc.

For the past five years, Power Save has been inactive as we have attempted to obtain public financing for our operations. Upon receipt of sufficient funding, we will design, sell/lease and finance fossil- fueled engine-driven air conditioning, heating, thermal heat recovery and electric co-generating plants. We will target the more than 2 million U.S. small businesses that usually are unable to negotiate attractive utility rates.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the Unites States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Inventories consist of finished goods purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful life of the computer and office equipment, office furniture and vehicles from three to seven years. Depreciation expense for the years ended December 31, 2003 and 2002 was $750 and $614, respectively.

Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

REVENUE RECOGNITION AND DEFERRED REVENUE

Equipment sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit if the product is defective or unwanted within 3 days of delivery, but only in the event the manufacturer would issue an equivalent credit and the customer would pay the restocking charge. In general all sales are final. Provisions for estimated losses on such returns are recorded at the time of sale.

Certain contracts require installation or delivery of products on prescribed schedules and are accounted for as the products are delivered and the service and installation portion of the contract on a percentage completion method. Revenues are recorded as the costs become known and the various billable components on that section of the installation are complete. Costs and estimated earnings in excess of the billings on the uncompleted contract represent revenues recognized in excess of amounts billed.

ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 2003 and 2002 the Company did not incur advertising expense.

LOSS PER SHARE DATA

Net loss per common share for the years ended December 31, 2003 and 2002 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share".

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable and payable, notes receivable and payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

Management does not expect any material impact on the Company's consolidated financial position or results of operations from the implementation of these statements.

ISSUANCE OF SHARES FOR SERVICES

Valuation of shares for services and other acquired assets were based on the fair market value of services received.

ORGANIZATION AND START UP COSTS

The Company has adopted SOP 98-5 "Reporting on the Costs of Start-up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130") which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.

MARKETABLE SECURITIES

Marketable securities consisted of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax if applicable, reported as a separate component of stockholders' equity in accumulated other comprehensive income.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $68,152 and $58,689 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company has incurred losses of $1,928,828 from inception through December 31, 2003. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through December 31, 2003, the Company did not have any net income from operations. At the current time, the Company has no assets and $53,615 in liabilities.

The Company has not yet generated significant revenue and has begun to fund its operations through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and, if available, that the funding will be obtained on terms favorable to, or affordable by the Company. The Company's management is exploring several funding options and expects to raise additional capital through private placements to continue to develop the Company's operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

NOTE 4 - PRODUCT RIGHTS

The company acquired certain product rights, development costs and other intangible assets at a cost of $244,000 from H.C. Technology, Inc. (a then related corporation). These assets were appraised on September 15, 1987 for $1,480,000 and such assets included product technology, employee replacement costs, marketing programs, trade names, and other assets with determinable value. Since the acquisition of these assets was a number of years ago, the valuation carried on the books was reserved to a zero value at December 31, 2002. During the year ended December 31, 2003, the product rights were transferred to the stockholder as repayment of the advances due to the stockholder.

NOTE 5 - LICENSE FEE

The company had a license for a design of a thermal compression hemispheric jet chiller to utilize a source of heat to provide chilled water for use in refrigeration and air-conditioning systems to reduce the energy consumption of systems in which they were to be incorporated. This license fee has expired and all related costs were fully amortized at the end of 1998.

NOTE 6 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

At December 31, 2003, the long-term deferred tax asset consists of the following:

                                           2003
                                        ---------
Net Operating Loss Carryforward           652,932
Contribution Carryforward                      68
                                        ---------
                                          653,000
Less: Valuation Allowance                (653,000)
                                        ---------
                                        $      --
                                        =========

The Company has established a valuation allowance of the full amount of the net deferred tax asset primarily due to the uncertainty in the utilization of the net operating loss carryforwards. The net change in the valuation allowance for the year ended December 31, 2003 was an increase of $20,309.

At December 31, 2003, the Company has net operating loss carryforwards in the approximate amount of $1,921,000, available to offset future taxable income through 2023 as follows:

          Year Ended
         December 31,
         ------------
            2004        156,871
            2005        162,877
            2006        130,190
            2007        113,298
            2008        108,239
            2009         95,943
            2010         46,043
            2011         76,223
            2017         41,855
            2018         36,512
            2019         47,325
            2020         91,217
            2021         66,874
            2022         58,505
            2023        688,692
                    -----------
                    $ 1,920,664
                    ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company currently utilizes office space from a major stockholder of the Company. The stockholder is not charging the Company for the use of the office space. The Company has recorded contributed capital, or a charge to the liability owed to the stockholder, for the estimated cost of the space at $500 per month starting January 1998 with and offset to rent expense. The same stockholder and director of the Company has provided free services to the Company. The Company has recorded contributed capital, or a charge to accrued interest owed to the stockholder for the estimated cost of the services at $1,500 per month starting January 1998 with an offset to officer compensation.

The same stockholder, and director had made certain advances to the Company on an interest free basis, payable upon demand. From inception of the loans to December 31, 1996, the Company has computed interest on the advances at 8% and has treated the interest of $74,318 as contributed capital with an offset to interest expense. From 1997 forward the Company had accrued interest on the advances, until paid, as a liability with an offset to interest expense. During the year ended December 31, 2002, the Company paid down certain accrued liabilities to $8,708.

During the year ended December 31, 2003, the stockholder paid expenses on the Company's behalf and advanced the Company approximately $14,000. The Company repaid a portion of the advances in cash and the balance was repaid through the forgiveness of debt and the transfer of all corporate assets.

During the year ended December 31, 2002 the Company paid $3,000 to the son of the above mentioned stockholder for promotional services rendered.

NOTE 8 - NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through December 31, 2003:

During 1991, the Company exchanged 50,000 shares of its preferred stock for certain license fees valued at $500,000. During 1990, the Company issued certain shares of its common stock for a prepaid lease valued at $225,000.

During 1996, the Company exchanged 2,000,000 shares of preferred stock for oil and gas properties valued at $10,000,000. This transaction was rescinded. For financial statement purposes the transaction was treated as being rescinded in 1998.

During 1999, the Company exchanged 296,300 shares of preferred stock for marketable securities valued at the time of exchange at $592,600. The value of the securities was determined by using market quotes for the stock at the time of the exchange.

During 2003, the Company transferred all corporate assets at their net book value to a shareholder as full repayment of the amount due to him. As of December 31, 2003, the approximate net book value of the assets was $14,000.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's Preferred Stock is non-voting, non-dividend bearing, redeemable and convertible to common stock at the time the Company and the holders of the preferred stock deem it appropriate.

The Company and its assets were spun off from the previously owned parent company when a majority interest of the common stock in the old company was sold to a consulting group by the principal shareholder. The assets and liabilities were transferred to the current corporation and all the activities from inception through December 31, 2003 have remained with the current company.

The Board of Directors has authorized a stock issuance totaling 1,000,000 shares of its common stock at $5.00 per share. The offering has been filed under the Securities Act of 1933 or an exemption under the Act and expires December 31, 2004.

The Company had paid certain offering costs related to the above mentioned offering totaling $27,658. These offering costs were written off because they were over 90 days old. It is expected that additional legal and accounting costs will be incurred in relation to the offering. For the year ended December 31, 2001, the Company has paid an additional $8,793 in deferred offering costs, which were also written off. If the current offering is successful, any additional current costs will be offset against any gross proceeds received.

Otherwise, the costs will be written off to expense at the time the offering is deemed unsuccessful or terminated. Any offering costs older than 90 days old are being written off immediately.

The Company has adopted SFAS 130, which requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. The company has changed the format of its statements of stockholders' equity to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at December 31, 2003, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities. There was no other comprehensive income prior to 1999.

The Company has changed it par value for common and preferred stock from $.03 per share to $.001 per share. As a result of this change, common and preferred stock was reduced and additional paid-in capital was increased by $194,604. All references in the accompanying financial statements to common and preferred stock and additional paid-in capital have been restated to reflect the change in par value.

NOTE 10 - MARKETABLE SECURITIES

Marketable securities are carried on the balance sheet at their fair value. As of December 31, 2002, the market value of the available-for-sale securities was $11,451. At December 31, 2003, there were no marketable securities as they were transferred to the shareholder as repayment of advances. At December 31, 2002 the portfolio consisted of 2,000 shares of PVNG, 2,000 shares of APIEF, 2,000 shares of SNG, 4,000 shares of TTPT, 200 shares of USON and 600 shares of WWCA. At December 31, 2001, the Company's marketable securities consisted only of 2,781 shares of Cottage Investments, Inc.(PVNG). Cottage Investments, Inc. underwent a 1 for 133 reverse stock-split effective December 17, 2001 and subsequently changed its name to Paving Stone Corporation. The shares amounts in this note have been restated to reflect the shares reverse split transactions. Of the above difference in shares amount of 5,717 from 1999 to 2000, 2,781 of the reduction was due to a 1 for 2 reverse stock-split and the rest was from stock sales. At December 31, 2001 Paving Stone Corporation securities, classified as available-for-sale were written down to their market value because in the opinion of management, the decline in market value of the securities is considered to be other than temporary. As of December 31, 2002, the amount of the write down was $364,326. As of December 31, 2002, the following applies to the company's available-for-sale securities. Cost, after recognizing security sales and write-downs, was $21,284. Unrealized loss at December 31, 2002 was $9,832. Historical cost is used to compute realized gains. The net unrealized holding loss on securities available for sale that has been included in other comprehensive income during the year ended December 31, 2003 and 2002 was $0 and $6,840. There were no net unrealized holding gains on securities available for sale in other comprehensive income during the years ended December 31, 2003 and 2002. The total cost of the stock sold during the year ended December 31, 2003 and 2002 was $15,510 and $4,546. respectively. The proceeds from stock sold in 2003 and 2002 was $182 and $2,861, respectively.

NOTE 11 - COMMITMENTS

As part of the offering of the Company's common stock as explained in Note 9, the Company had signed an underwriting and selling agreement. The agreement called for a 5% commission of the gross proceeds of the offering, contingent upon achieving the minimum specified in the offering. The Company was also to pay a due diligence fee of $4,000 and consulting fee of $5,950 plus mutually agreed expenses. This agreement has been terminated.

On April 24, 2000, the Company signed an agreement for 12 months for publicity and promotional services. The Company paid a $3,000 retainer per the agreement of which $1,500 was prepaid. The Company pays $1,500 per month and the provider of publicity and promotional services was to receive 1% of the stock offering described in Note 9. The agreement was completed during the year ended 2001 and the prepayment was applied to services received and was expensed. No stock was issued under the agreement and the 1% provision no longer applies to the proposed stock offering.

The Company utilizes offices provided by a related party on a month-to-month basis. For the years ended December 31, 2003 and 2002, rent expense recorded by the Company was $8,900 and $6,000, respectively.

NOTE 12 - SHARE EXCHANGE AND PURCHASE AGREEMENT

On April 18, 2000, the Company signed a share exchange and purchase agreement with Mirage Air Systems, Inc. (MAS). The transaction did not close and was not completed prior to the expiration of the agreement.

NOTE 13 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $68,152, a negative cash flow from operations of $4,763, a working capital deficiency of $53,615 and a stockholder deficit of $53,615. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.