Form 10QSB
period 2004-03-31
POWER SAVE INTERNATIONAL INC
filed 2004-11-17
CIK 1110480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____ to _____

                          Commission file no. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
                ------------------------------------------------
                (Name of Registrant as specified in its charter)

         Nevada                              333-33890            88-0227424
-------------------------------      ---------------------   -------------------
(State or other jurisdiction of      (Commission File No.)      (IRS Employer
incorporation or organization)                               Identification No.)

       5800 NW 64 Avenue, Bldg. 26, #109, Tamarac, FL 33319 (954)722-1615
       ------------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        CLASS                                   Outstanding at November 15, 2004
----------------------------                    --------------------------------
Common Stock $.001 Par Value                                6,414,149

Item 1: Financial Statements

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)     3     ITEM 1. FINANACIAL STATEMENTS

PAGE(S)     4     CONDENSED BALANCE SHEET
                  AS OF MARCH 31, 2004 (UNAUDITED)

PAGE(S)     5     CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE(S)    6-7    CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE(S)     8     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (UNAUDITED)

PAGE(S)    9-11   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION

PAGE(S)     11    ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)     11    PART II- OTHER INFORMATION

PAGE(S)     11    ITEM 1. LEGAL PROCEEDINGS

PAGE(S)     11    ITEM 2. CHANGES IN SECURITIES

PAGE(S)     11    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)     11    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)     11    ITEM 5. OTHER INFORMATION

PAGE(S)     11    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                         (a) Exhibits

PAGE(S)   13-15   CERTIFICATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                      ASSETS

CURRENT ASSETS                                                    $        --
                                                                  -----------

TOTAL ASSETS                                                      $        --
                                                                  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts Payable                                                 $    67,822
                                                                  -----------

      Total Current Liabilities                                        67,822

STOCKHOLDERS' EQUITY  (DEFICIT)
 Preferred stock; 50,000,000 shares authorized;
    $.001 Par Value; 296,300 shares issued and
    outstanding at March 31, 2004                                         296
 Capital stock, $.001 Par Value;
    50,000,000 shares authorized;
    6,414,149 shares issued and outstanding                             6,414
 Additional paid-in capital                                         1,868,503
 Deficit accumulated during the development stage                  (1,943,036)
                                                                  -----------

     Total Stockholders' Deficit                                      (67,822)

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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the        For the
                                                      Three          Three
                                                      Months         Months          Inception
                                                       Ended          Ended           through
                                                     March 31,       March 31,       March 31,
                                                       2004            2003             2004
                                                    ----------      -----------     -----------
NET SALES                                           $       --      $        --     $   591,656

COST OF SALES                                               --               --         352,207
                                                    ----------      -----------     -----------

GROSS MARGIN                                                --               --         239,449
                                                    ----------      -----------     -----------
EXPENSES
   Research and Development                                 --               --         119,554
   Reserve Against Product Rights                           --               --         244,000
   Depreciation and Amortization                            --              250         550,510
   General and Administrative Expenses                  14,208           14,590       1,018,958
                                                    ----------      -----------     -----------

TOTAL OPERATING EXPENSES                                14,208           14,840       1,933,022
                                                    ----------      -----------     -----------

NET LOSS FROM OPERATIONS                               (14,208)         (14,840)     (1,693,573)
                                                    ----------      -----------     -----------

OTHER INCOME (EXPENSE)
   Gain(loss) on Sale of Marketable Securities              --             (409)        167,206
   Write down of Marketable Securities                      --               --        (364,326)
   Nonrefundable Option Income                              --               --          23,000
   Interest Expense                                         --             (230)       (115,134)
   Dividend and Interest Income                             --               17          13,004
   Other Income                                             --               --           1,684
   Forgiveness of Debt                                      --               --          25,103
                                                    ----------      -----------     -----------

TOTAL OTHER INCOME (LOSS)                                   --             (622)       (249,463)
                                                    ----------      -----------     -----------

NET LOSS BEFORE INCOME TAXES                           (14,208)         (15,462)     (1,943,036)

PROVISION FOR INCOME TAXES                                  --               --              --
                                                    ----------      -----------     -----------

NET LOSS                                            $  (14,208)     $   (15,462)    $(1,943,036)
                                                    ----------      -----------     -----------

BASIC AND DILUTED LOSS PER SHARE                    $    (0.00)     $     (0.00)    $     (0.30)
                                                    ----------      -----------     -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,414,149        6,414,149       6,414,149
                                                    ==========      ===========     ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              For the      For the
                                                               Three        Three
                                                               Months       Months        Inception
                                                                Ended        Ended         through
                                                              March 31,     March 31,     March 31,
                                                                2004          2003           2004
                                                             ----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                    $(14,208)     $(15,462)     $(1,943,036)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                  --           250          550,510
    Common Stock Issued for Lease                                  --            --          225,000
    (Gain) on Sale of Securities                                   --          (409)        (167,206)
    Write down of Marketable Securities                            --            --          364,326
    Contributed Interest                                           --          (230)          70,018
    Contributed Rent and Officer Compensation                      --         6,000          110,000
    Reserve against Assets and Liabilities                         --            --          244,000
 Changes in Assets and Liabilities:
    (Increase) in Other Assets                                     --        (3,030)              --
    Increase  in Accounts Payable                              14,208         3,125           67,167
    Increase in Accrued Interest                                   --           802           32,382
    (Decrease) in Advances from Shareholder                        --         7,002          (19,079)
                                                             --------      --------      -----------

       Net Cash Used By Operating Activities                       --        (1,952)        (465,918)
                                                             --------      --------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Rights, Development Costs and Intangibles                --            --         (244,000)
  Purchase of Fixed Assets                                         --            --          (15,478)
  Increase in Organization Costs                                   --            --          (36,408)
  Purchase of Marketable Securities                                --            --          (20,056)
  Proceeds from Sale of Marketable Securities                      --          (494)         404,266
                                                             --------      --------      -----------

       Net Cash Provided (Used) By  Investing Activities           --          (494)          88,324
                                                             --------      --------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, net                      --            --          366,050
                                                                                              11,544
  Contributed Capital                                              --            --
                                                             --------      --------      -----------

       Net Cash Provided By Financing Activities                   --            --          377,594
                                                             --------      --------      -----------

NET INCREASE (DECREASE) IN CASH                                    --        (2,446)              --

CASH - BEGINNING OF PERIOD                                         --         4,581               --
                                                             --------      --------      -----------

CASH - END OF PERIOD                                         $     --      $  2,135      $        --
                                                             ========      ========      ===========

    See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the      For the
                                                               Three        Three
                                                               Months       Months        Inception
                                                                Ended        Ended         through
                                                              March 31,     March 31,     March 31,
                                                                2004          2003           2004
                                                             ----------    -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Stock Issued In Exchange for Goods and Services and
  Marketable Securities                                      $       --    $        --   $601,200
                                                              =========    ===========   ========

  Stock Issued In Exchange for License Fee                   $       --    $        --   $500,000
                                                              =========    ===========   ========

  Cash Paid for Interest                                     $       --    $        --   $  1,302
                                                              =========    ===========   ========

  Cash Paid for Income Taxes                                 $       --    $        --   $     --
                                                              =========    ===========   ========

    See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The interim financial statements at March 31, 2004 and three month periods ended March 31, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3  GOING CONCERN
------  -------------

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $14,208, and negative working capital of $67,822, and a stockholders' deficit of $67,822 at March 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

There were no revenues for the three months ended March 31, 2004 or the three months ended March 31, 2003.

General and administrative expenses decreased for the three ended March 31, 2004 compared to the same periods in 2003. These expenses were $14,208 for the three months ended March 31, 2004 and $14,590 for the same periods in 2003, respectively. The decrease for the three months ended March 31, 2004 over the same period in 2003 came from an decrease of various fees including professional fees $2,072 and a decrease of $1,500 rental expense that was offset by management fee increases of approximately $2,900.

For the three months ended March 31, 2004 we recorded a net loss of $14,208 compared with a net loss of $15,462 during the corresponding prior period in 2003. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005.

Liquidity

During the three months ended March 31, 2004, the Company's working capital decreased by the accruals of all expenses. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first quarter of 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         No changes in securities have occurred since the Company's last report as of December 31, 2004.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

         (a) Exhibits.
             ---------

               31.01  President and CFO certification Pursuant to 18 USC
                      Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2003
               32.01  President and CFO certification pursuant to section 906

         (b) Reports on From 8-K.
             --------------------
             None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power Save International, Inc.

/s/ Russell L. Smith
-----------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 15th day of November 2004