Form 10QSB
period 2004-06-30
POWER SAVE INTERNATIONAL INC
filed 2004-11-17
CIK 1110480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____ to _____

                          Commission file no. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
             -------------------------------------------------------
                (Name of Registrant as specified in its charter)

         Nevada                                       333-33890                          88-0227424
-------------------------------                   -----------------                ---------------------
(State or other jurisdiction of                 (Commission File No.)              (IRS Employer
incorporation or organization)                                                      Identification No.)

       5800 NW 64 Avenue, Bldg. 26, #109, Tamarac, FL 33309 (954)722-1615
       ------------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          CLASS                                Outstanding at November 15, 2004
----------------------------                   --------------------------------
Common Stock $.001 Par Value                              6,414,149

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)       3      ITEM 1. FINANACIAL STATEMENTS

PAGE(S)       4      CONDENSED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)

PAGE(S)       5      CONDENSED  STATEMENTS OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
                     AND 2003 (UNAUDITED)

PAGE(S)      6-7     CONDENSED  STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS  ENDED JUNE 30,  2004 AND 2003
                     (UNAUDITED)

PAGE(S)       8      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

PAGE(S)     9-11     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE(S)      11      ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)      11      PART II- OTHER INFORMATION

PAGE(S)      11      ITEM 1. LEGAL PROCEEDINGS

PAGE(S)      11      ITEM 2. CHANGES IN SECURITIES

PAGE(S)      11      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)      11      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)      11      ITEM 5. OTHER INFORMATION

PAGE(S)      11      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          (a) Exhibits

                     CERTIFICATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 300 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the yeas ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2004
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
                                                                                  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts Payable                                                                 $    84,240
                                                                                  -----------

      Total Current Liabilities                                                        84,240
                                                                                  -----------

STOCKHOLDERS' EQUITY  (DEFICIT)
 Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
    issued and outstanding at June 30, 2004                                               296
 Capital stock, $.001 Par Value; 50,000,000 shares authorized; 6,414,149 shares
    issued and outstanding at June 30, 2004                                             6,414
 Additional paid-in capital                                                         1,868,503
 Deficit accumulated during the development stage                                  (1,959,453)
                                                                                  -----------

     Total Stockholders' Deficit                                                      (84,240)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                                      $        --
                                                                                  ===========

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the          For the          For the         For the
                                              Three           Three              Six             Six
                                              Months          Months            Months          Months         Inception
                                              Ended           Ended             Ended           Ended           through
                                             June 30,         June 30          June 30,        June 30,         June 30
                                               2004            2003              2004            2003             2004
                                           -----------      -----------      -----------      -----------      -----------
NET SALES                                  $        --      $        --      $        --      $        --      $   591,656

COST OF SALES                                       --               --               --               --          352,207
                                           -----------      -----------      -----------      -----------      -----------

GROSS MARGIN                                        --               --               --               --          239,449
                                           -----------      -----------      -----------      -----------      -----------

EXPENSES
   Research and Development                         --               --               --               --          119,554
   Reserve Against Product Rights                   --               --               --               --          244,000
   Depreciation and Amortization                    --              250               --              500          550,510
   General and Administrative Expenses          16,417           10,838           30,625           25,417        1,035,375
                                           -----------      -----------      -----------      -----------      -----------

TOTAL OPERATING EXPENSES                        16,417           11,088           30,625           25,917        1,949,439
                                           -----------      -----------      -----------      -----------      -----------

NET LOSS FROM OPERATIONS                       (16,417)         (11,088)         (30,625)         (25,917)      (1,709,990)
                                           -----------      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
   Gain(loss) on Sale of
Marketable                                          --           (3,926)              --           (4,335)         167,206
   Securities
   Write down of Marketable
   Securities                                       --               --               --               --         (364,326)
   Nonrefundable Option Income                      --               --               --               --           23,000
   Interest Expense                                 --             (270)              --             (500)        (115,134)
   Dividend and Interest Income                     --                2               --                8           13,004
   Other Income                                     --               --               --               --            1,684
   Forgiveness of Debt                              --               --               --               --           25,103
                                           -----------      -----------      -----------      -----------      -----------

TOTAL OTHER INCOME (LOSS)                           --           (4,194)              --           (4,827)        (249,463)
                                           -----------      -----------      -----------      -----------      -----------

NET LOSS BEFORE INCOME TAXES                   (16,417)         (15,282)         (30,625)         (30,744)      (1,959,453)

PROVISION FOR INCOME TAXES                          --               --               --               --               --
                                           -----------      -----------      -----------      -----------      -----------

NET LOSS                                   $   (16,417)     $   (15,282)     $   (30,625)     $   (30,744)      (1,959,453)
                                           -----------      -----------      -----------      -----------      -----------

BASIC AND DILUTED
  LOSS PER SHARE                           $        --      $        --      $        --      $        --      $     (0.31)
                                           -----------      -----------      -----------      -----------      -----------


WEIGHTED AVERAGE SHARES OUTSTANDING          6,414,149        6,414,149        6,414,149        6,414,149        6,414,149
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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the         For the
                                                            Six             Six
                                                           Months          Months         Inception
                                                           Ended           Ended           through
                                                          June 30,        June 30,         June 30
                                                            2004            2003             2004
                                                         ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $  (30,625)     $  (30,744)     (1,959,453)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                --             500         550,510
    Common Stock Issued for Lease                                --              --         225,000
    (Gain) Loss on Sale of Securities                            --           4,335        (167,206)
    Write down of Marketable Securities                          --              --         364,326
    Contributed Interest                                         --              --          70,018
    Contributed Rent and Officer Compensation                    --          12,000         110,000
    Reserve against Assets and Liabilities                       --              --         244,000
 Changes in Assets and Liabilities:
    Increase (Decrease) in Accounts Payable                  30,625          (2,818)         83,584
    Increase in Accrued Interest                                 --             500          32,382
    Increase (Decrease) in Advances from Shareholder             --           2,140         (19,079)
                                                         ----------      ----------      ----------

       Net Cash Used By Operating Activities                     --         (14,087)       (465,918)
                                                         ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Rights, Development Costs and Intangibles              --              --        (244,000)
  Purchase of Fixed Assets                                       --              --         (15,478)
  Increase in Organization Costs                                 --              --         (36,408)
  Purchase of Marketable Securities                              --              --         (20,056)
  Proceeds from Sale of Marketable Securities                    --          11,175         404,266
                                                         ----------      ----------      ----------
       Net Cash Provided  By  Investing Activities               --          11,175
                                                                                             88,324
                                                         ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, net                    --              --         366,050
  Contributed Capital                                            --              --          11,544
                                                         ----------      ----------      ----------

       Net Cash Provided By Financing Activities                 --              --         377,594
                                                         ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH                                  --          (2,912)             --

CASH - BEGINNING OF PERIOD                                       --           4,581              --
                                                         ----------      ----------      ----------

CASH - END OF PERIOD                                     $       --      $    1,669              --
                                                         ==========      ==========      ==========

    See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the         For the
                                                             Six             Six
                                                            Months          Months        Inception
                                                            Ended           Ended          through
                                                           June 30,        June 30,        June 30
                                                             2004            2003            2004
                                                         ----------      ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Stock Issued In Exchange for Goods and Services and
Marketable Securities                                   $          --     $          --     $601,002
                                                        =============     =============     ========

Stock Issued In Exchange for License Fee                $          --     $          --     $500,000
                                                        =============     =============     ========

Cash Paid for Interest                                  $          --     $          --     $  1,302
                                                        =============     =============     ========

Cash Paid for Income Taxes                              $          --     $          --     $     --
                                                        =============     =============     ========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The interim financial statements at June 30, 2004 and for the three month and six month periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 30, 2003. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3 GOING CONCERN
------ -------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $30,625, negative working capital of $84,240 and a stockholders' deficit of $84,240 at June 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

There were no revenues for the three and six months ended June 30, 2004 or the three and six months ended June 30, 2003.

General and administrative expenses increased for the three and six months ended June 30, 2004 compared to the same periods in 2003. These expenses were $16,417 and $30,625 for the three and six months ended June 30, 2004 and $10,838 and $25,417 for the same periods in 2003, respectively. The increase for the three months ended June 30, 2004 over the same period in 2003 came from an increase of $4,700 in office expenses and $1,200 in travel and entertainment which was partially offset by a $1,800 reduction in rent. The increase for the six months ended June 30, 2004 came from an increase in the items above and $2,900 in management fees offset by a reduction of more than $2,000 in professional fees.

For the three and six months ended June 30, 2004 we recorded net losses of $16,417 and $30,625, respectively. This compares with a net loss $15,282 and $30,744 during the corresponding prior periods in 2003. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005.

Liquidity

During the six months ended June 30, 2004, the Company's working capital decreased. This was due to the removal of all assets in settlement of Scott Balmer's debt and increased accounts payable. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first two quarters of 2004 and 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

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