Form 10QSB
period 2004-09-30
POWER SAVE INTERNATIONAL INC
filed 2004-11-22
CIK 1110480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

         Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                                Outstanding at November 15, 2004
----------------------------                    --------------------------------
Common Stock $.001 Par Value                                6,414,149

Item 1: Financial Statements

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)               3      ITEM 1. FINANACIAL STATEMENTS

PAGE(S)     4      CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)

PAGE(S)     5      CONDENSED  STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE(S)    6-7     CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE(S)     8      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF
                   SEPTEMBER 30, 2004 (UNAUDITED)

PAGE(S)    9-11    ITEM 2. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OR PLAN OF OPERATION

PAGE(S)    11      ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)    11      PART II- OTHER INFORMATION

PAGE(S)    11      ITEM 1. LEGAL PROCEEDINGS

PAGE(S)    11      ITEM 2. CHANGES IN SECURITIES

PAGE(S)    11      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)    11      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)    11      ITEM 5. OTHER INFORMATION

PAGE(S)    11      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                           (a) Exhibits

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                 ASSETS

CURRENT ASSETS                                                                               $        --
                                                                                             -----------

TOTAL ASSETS                                                                                 $        --
                                                                                             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts Payable                                                                            $    92,207

                                                                                             -----------

      Total Current Liabilities                                                                   92,207

STOCKHOLDERS' EQUITY  (DEFICIT)
 Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
    issued and outstanding at September 30, 2004                                                     296
 Capital stock, $.001 Par Value; 50,000,000 shares authorized; 6,414,149 shares issued and
    outstanding at September 30, 2004                                                              6,414
 Additional paid-in capital                                                                    1,868,503
 Deficit accumulated during the development stage                                             (1,967,420)
                                                                                             -----------

     Total Stockholders' Deficit                                                                 (92,207)

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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the         For the       For the       For the
                                                  Three           Three         Nine          Nine
                                                  Months          Months        Months        Months        nception
                                                  Ended           Ended          Ended         Ended         through
                                                September       September      September     September      September
                                                30, 2004        30, 2003       30, 2004      30, 2003       30, 2004
                                                ---------       ---------      ---------     ---------    -----------
NET SALES                                       $      --       $      --      $      --     $      --    $   591,656

COST OF SALES                                          --              --             --            --        352,207
                                                ---------       ---------      ---------     ---------    -----------

GROSS MARGIN                                           --              --             --            --        239,449
                                                ---------       ---------      ---------     ---------    -----------

EXPENSES
   Research and Development                            --              --             --            --        119,554
   Reserve Against Product Rights                      --              --             --            --        244,000
   Depreciation and Amortization                       --             250             --           750        550,510
   General and Administrative Expenses              7,967          13,077         38,592        38,494      1,043,342
                                                ---------       ---------      ---------     ---------    -----------

TOTAL OPERATING EXPENSES                            7,967          13,327         38,592        39,244      1,957,406
                                                ---------       ---------      ---------     ---------    -----------

NET LOSS FROM OPERATIONS                           (7,967)        (13,327)       (38,592)      (39,244)    (1,717,957)
                                                ---------       ---------      ---------     ---------    -----------

OTHER INCOME (EXPENSE)
   Gain(loss) on Sale of Marketable Securities         --          (5,497)            --        (9,832)       167,206
   Write down of Marketable Securities                 --              --             --            --       (364,326)
   Nonrefundable Option Income                         --              --             --            --         23,000
   Interest Expense                                    --            (450)            --          (950)      (115,134)
   Dividend and Interest Income                        --              26             --            34         13,004
   Other Income                                        --           1,684             --         1,684          1,684
   Forgiveness of Debt                                 --          25,103             --        25,103         25,103
                                                ---------       ---------      ---------     ---------    -----------

TOTAL OTHER LOSS                                       --          20,866             --        16,039       (249,463)
                                                ---------       ---------      ---------     ---------    -----------

NET LOSS BEFORE INCOME TAXES                       (7,967)          7,539        (38,591)      (23,205)    (1,967,420)

PROVISION FOR INCOME TAXES                             --              --             --            --             --
                                                ---------       ---------      ---------     ---------    -----------

NET INCOME (LOSS)                                  (7,967)      $   7,539      $ (38,591)    $ (23,205)   $(1,967,420)
                                                ---------       ---------      ---------     ---------    -----------

BASIC AND DILUTED
LOSS PER SHARE                                         --       $      --      $      --     $      --    $     (0.31)
                                                ---------       ---------      ---------     ---------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING             6,414,149       6,414,149      6,414,149     6,414,149      6,414,149
                                                =========       =========      =========     =========    ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the           For the
                                                             Nine              Nie
                                                             Months            Months          Inception
                                                             Ended             Ended            Through
                                                           September         September         September
                                                            30, 2004         30, 2003          30, 2004
                                                           ---------         ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $(38,592)        $(23,205)        (1,967,420)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                 --              750            550,510
    Common Stock Issued for Lease                                 --               --            225,000
    (Gain) Loss on Sale of Securities                             --            9,832           (167,206)
    Write down of Marketable Securities                           --               --            364,326
    Contributed Interest                                          --               --             70,018
    Contributed Rent and Officer Compensation                     --               --            110,000
    Reserve against Assets and Liabilities                        --               --            244,000
 Changes in Assets and Liabilities:
    Increase (Decrease) in Accounts Payable                   38,592            3,923             91,551
    Increase (Decrease) in Accrued Interest                       --           (8,708)            32,382
    Increase (Decrease) in Advances from Shareholder              --           12,645            (19,079)
                                                            --------         --------         ----------

       Net Cash Used By Operating Activities                      --           (4,763)          (465,918)
                                                            --------         --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Rights, Development Costs and Intangibles               --               --           (244,000)
  Purchase of Fixed Assets                                        --               --            (15,478)
  Increase in Organization Costs                                  --               --            (36,408)
  Purchase of Marketable Securities                               --               --            (20,056)
  Proceeds from Sale of Marketable Securities                     --              182            404,266
                                                            --------         --------         ----------

       Net Cash Provided By  Investing Activities                 --              182             88,324
                                                            --------         --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, net                     --               --            366,050
  Contributed Capital                                             --               --             11,544
                                                            --------         --------         ----------

       Net Cash Provided By Financing Activities                  --               --            377,594
                                                            --------         --------         ----------

NET INCREASE (DECREASE) IN CASH                                   --           (4,581)                --

CASH - BEGINNING OF PERIOD                                        --            4,581                 --
                                                            --------         --------         ----------

CASH - END OF PERIOD                                        $     --               --                 --
                                                            ========         ========         ==========

    See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine      For the Nine         Inception
                                                                              Months Ended      Months Ended          Through
                                                                               September         September          September
                                                                               30, 2004           30, 2003           30, 2004
                                                                           ---------------    --------------    ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Stock Issued In Exchange for Goods and Services and Marketable
  Securities                                                              $             --    $           --    $        601,200
                                                                           ===============    ==============    ================

  Stock Issued In Exchange for License Fee                                $             --    $           --    $        500,000
                                                                           ===============    ==============    ================

  Cash Paid for Interest                                                  $             --    $        1,302    $          1,302
                                                                           ===============    ==============    ================

  Cash Paid for Income Taxes                                              $             --    $           --    $             --
                                                                           ===============    ==============    ================

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

         The interim financial statements at September 30, 2004 and for the nine month and three month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three month and nine month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2   DISPOSITION OF ASSETS

         In August 2004, Scott Balmer, the majority shareholder accepted all the assets of the Company as settlement of all the debt owed him. This resulted in the Company recording forgiveness of debt in the amount of $25,103.

NOTE 3   GOING CONCERN

         The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $38,592, and negative working capital of $92,207, and a stockholders' deficit of $92,207 at September 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

                                                         9
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2004 or the three and nine months ended September 30, 2003.

General and administrative expenses increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. These expenses were $7,967 and $38,592 for the three and nine months ended September 30, 2004 and $13,077 and $38,494 for the same periods in 2003, respectively. The decrease for the three months ended September 30, 2004 over the same period in 2003 came from a decrease in compensation of $8,000 and an increase in management fees of $3,000.

                                                         10
For the three and nine months ended September 30, 2004 we recorded net income
(loss) (7,967) and $(38,592), respectively. This compares with net income (loss) of $7,539 and $(23,205) during the corresponding prior periods in 2003. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005.

Liquidity

During the three months ended September 30, 2004, the Company's working capital decreased. This was due to the accrual of additional expenses and the lack of any infusion of capital. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first three quarters of 2004 and 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         No changes in securities have occurred since the Company's last report as of June 30, 2004.

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

Power Save International, Inc.

/s/ Russell L. Smith
--------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 15th day of November 2004