Form 10KSB
period 2004-12-31
POWER SAVE INTERNATIONAL INC
filed 2005-10-28
CIK 1110480

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

            [_] TRANSIT5ION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________
                       Commission file number 333-033890

                         POWER SAVE INTERNATIONAL, INC.

                  Nevada                                 88-0227424
----------------------------------------    ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

    4333 Admiralty Way, Suite 100P,
          Marina del Rey, CA                                90292
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number (310) 821-2244

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


      Check whether (1)the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment on this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year. $0

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

      State the number of shares outstanding of each of the classes of common equity, as of the last practicable date.

      9,676,311 COMMON SHARES, PAR VALUE $.001 AT OCTOBER 19, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form SB-2A filed May 2003 effective May 18, 2003
Form 10-KSB for the year ended December 31, 2003
Form 10-QSB for the quarter ended March 31, 2004
Form 10-QSB for the quarter ended June 30, 2004
Form 10-QSB for the quarter ended September 30, 2004
Form 8-K filed November 2004

Transitional Small Business Disclosure Format (check one) Yes [_] NO [X]

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      BUSINESS

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

      The Company was unsuccessful in its attempts to raise capital for its prior operations and has chosen to change its business model. The Company will now focus on a financial services model that includes purchasing investments in other corporations, purchasing hard assets for resale, commercial truck leasing and internet related financial collection support and sales functions. All of these activities will be operational in the first quarter of 2006.

      We have purchased $4,000,000 of inventory for resale, $500,000 in intellectual property and contract rights for the commercial truck leasing operations and a non controlling equity position in an internet service provider at a cost of $500,000 with an option to complete up to an 80% position before March 31, 2005. We did not complete the option but expect to have completion in November 2005. All of these acquisitions occurred during the fourth quarter of 2004. We also formed a financial services subsidiary Beere Financial Equity Corp. in November 2004 to initially operate the commercial truck leasing operation. During 2006 various divisions will be formed to include new acquisitions or operations of like kinds.

      DISTRIBUTION METHODS

      Beere Financial Equity Corp., a wholly owned subsidiary of the Company, will purchase Class 8 Freightliner Trucks through an agreement with SelecTruck of Jacksonville, FL. These trucks are long haul, previously leased trucks that were initially leased new from various Freightliner dealers. SelecTruck of Jacksonville, FL will provide the initial drivers from a known list of drivers requesting the leasing of used trucks from their dealership. This method will be expanded to other SelecTruck dealerships owned by Freightliner and then to other Freightliner dealers that are either partially owned by or independent of Freightliner. Freightliner currently has in excess of 30,000 Class 8 trucks meeting our criteria and expects in excess of 18,000 additional trucks meeting our criteria to be available through 2006.

      We intend to expand our marketing operations, dependant on available financing, to include driver brokers and freight haulers that use solely independent drivers to fulfill their hauling contracts. Many such haulers have indicated a need and desire to expand their operations and our lease qualification model has been patterned to provide mobility of the independent driver to these contract haulers as our criteria for qualification.

      COMPETITION

      The commercial truck leasing operations are expected to be our largest revenue producer in fiscal 2006. After exhaustive efforts we have developed a model for the leasing long haul Class 8 trucks to independent drivers. This market has contracted over the last several years and calendar year 2004 found almost all of the major banks or truck manufacturer's financial leasing arms ceasing their independent driver leasing operations in favor of a fleet leasing model only. At this writing little independent leasing continues and the Company only knows of a small regional lessor in South Florida. Other competitors include certain truck manufacturers but they lease only their brand of trucks and so has little impact on leasing to drivers who wish to use Freightliner trucks only. Freightliner currently has no leasing program for our target market.

      DEPENDENCE ON ONE SUPPLIER AND CUSTOMER

      The Company initially has a dependence on SelecTruck of Jacksonville, FL as its only supplier that at the first review appears to create substantial risk. However, the trucks are available through Freightliner Corp. and therefore it seems to limit the risk on the availability of product so that it appears that the most likely risk would be the closure of the dealership. The closing of the dealership seems like a remote possibility after the consolidations over the past year and its stature in the region and the fact that it is wholly owned by Freightliner.

      We will have many customers and so our risk will be spread and will likely only be impacted by the cyclical nature of the economy as it relates to the trucking industry in general and financing as it relates to banking in a recessionary economy.

      GOVERNMENT REGULATION

      The Company is not aware of any impact of current governmental regulation on the business model nor is it aware of any pending legislation. However, such regulation could be proposed at any time and could increase the risk factors for the Company, its investors or the potential new business.

      COSTS OF ENVIRONMENTAL COMPLIANCE

      The Company has not incurred nor does it expect to incur any environmental costs.

      EMPLOYEES

      The Company currently has no full-time and two part-time employees. This condition is expected to change significantly during the fourth quarter of 2005.

ITEM 2. DESCRIPTION OF PROPERTY

      REAL ESTATE

      The Company has two office locations operating its primary office in Marina del Rey, CA with the second location in Columbia, Maryland. The Company ceased operations in Florida during the second quarter of 2005.

      The Florida location was being phased out and was located with the prior President of the Company for which no rent was required to be paid during fiscal 2004.

      The California location is in the offices that our current Company President maintains with an affiliate of his. The month-to-month rent is $2,600, which includes a private office, common area, secretarial assistance, telephone and meeting facilities and food for meetings. As additional business is added in the West and Southwest this office space will be moved to a new location.

      The Maryland location is an executive office currently with a month-to-month rent of $2,200, which includes the common area space, utilities, secretarial assistance and a small private office. With demand expected to rise, we are seeking a larger permanent space to handle our home office functions, and all financial services operations. We expect to relocate our home office before the end of 2005.

      INVESTMENTS

      The Company is developing an investment policy for stocks and or assets to be purchased for resale and stock to be purchased for long term holding that is not a control block and therefore an entity to be consolidated. These policies and procedures will be generated in conjunction with the advice of counsel and registered investment advisors before the Company completes any acquisitions of this type that do not have the intention of being at least 80% owned when the acquisition is closed.

ITEM 3. LEGAL PROCEEDINGS.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Market Information

      The Company stock is currently traded on the Pink Sheets. Our common stock began trading in the fourth quarter of 2004 with a high of $4.25 and low of $1.40. The Company has knowledge that a Form 15C-211 was filed prior to this report but subsequent to year end and is to be revised and resubmitted in the fourth quarter of 2005. Upon the effectiveness of this document the stock will be moved to trading on the Over the Counter Bulletin Board Quotation System and will post a bid and ask and have its limitation on trading on unsolicited orders only modified to allow trading of all types allowed. The Company has no knowledge of any reason that this should not be completed in a short time.

      Holders

      As of January 31, 2005, there were 37 shareholders of record of our common stock.

      Recent Sales of Unregistered Securities

      In November 2004 the Company issued 2,162,162 restricted common shares in payment of $80,000 in debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Plan of Operation

      The Company will now focus on a financial services model that includes purchasing investments in other corporations, purchasing hard assets for resale, commercial truck leasing and internet related financial collection support and sales functions. All of these activities will be operational in the first quarter of 2006.

      We intend to hire additional staff and/or contract labor to be utilized in up to three offices in the United States. These office sites will be California and Maryland with a possible site in Arizona. The projected acquisitions would add more employees.

      Our inventory has been approved for sale to the United States Government and we await a purchase order for the inventory with minimum net proceeds of $4,500,000. We have completed the purchase of 49% of Net Cert USA. Net Cert USA is a provider of internet financial collection support and sales function. As of December 31, 2004 Net Cert USA has an annual run rate approaching $3,000,000 with substantial net income of more than 40% of revenue expected.

      We are actively seeking additional acquisitions to enhance the corporation in various industries and services.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Power Save International, Inc. has not generated any revenue from operations in its existence. It has had generated capital from the sale of securities held for resale in prior years.

      For the years ended December 31, 2004 and 2003, we had net losses of $367,201 and $68,152, respectively. In the years ended December 31, 2004 and 2003, depreciation and amortization expenses were $0 and $750, respectively, general and administrative expenses of $267,201 and $83,441 plus $100,000 and $0 in impairment of intellectual property, respectively. In the year ended December 31, 2003 there was interest expense of $950, dividend income of $34, forgiveness of debt of $25,103 and a loss on the sale of marketable securities of $9,832, there was $0 for these accounts for the year ended December 31, 2004.

      Liquidity and Capital Resources

      The Company does not have sufficient cash to operate for the next twelve months. The Company is seeking to sell the inventory and to close on loans currently in negotiation. Our working capital has been received from Scott Balmer, a director and shareholder, Vision Energy Corp. of which the Company President is a beneficial owner, and from Sweet Challenge, Inc. If these parties fail to fund operations, the Company or the loans or sales of inventory fail to close the Company is at risk of ceasing operations.

      Additional sources of capital may come from the operations of our newly formed financial services subsidiary and the financing on cash flows expected to start in the first quarter of 2006.

      Off-Balance Sheet Arrangements

      None.

ITEM 7. FINANCIAL STATEMENTS.

List here all financial statements, which will be filed as part of this report.

      Report of Registered Public Accounting Firm
      Balance Sheet as of December 31, 2004
      Statements of Operations for the Years Ended December 31, 2004 and 2003 and from the Date of Inception
      Statement of Changes in Stockholder's Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and 2003 and from the Date of Inception
      Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and from the Date of Inception
      Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has had no disagreements with its accountants, however due to various events including hurricanes in Florida and delays that were caused subsequent to them, the Company chose to change auditors to Semple and Cooper LLP. See Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      There were no changes in the Company's Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B. OTHER INFORMATION

      The Company is actively considering a name change or a merger with its subsidiary where the subsidiary would be the survivor. The name should be changed to more accurately describe its operations. This may be done simultaneously with a change in the trading market for our common shares. We intend to file for inclusion either on the American Stock Exchange or NASDAQ Small Cap Quotation System when we have met all of the criteria.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth the name of our current directors and executive officers during our last fiscal year and those who have subsequently resigned.

                                                                        ELECTION
NAME                       POSITION HELD                          AGE     YEAR
-----------------------    ----------------------------------     ---   --------
Scott E. Balmer            Secretary/Treasurer and Director        78     1988
Russell L. Smith           President, Chief Financial Officer
                           and Director                            57     2003
George Fillipedes (R)      Chief Executive Officer and Director    43     2003
Norman J. Birmingham (R)   President, Chief Financial Officer
                           and Director                            49     2004
---------
(R) Resigned in 2004

Officers and directors hold office until the next annual meeting of shareholders.

SCOTT E. BALMER, CHAIRMAN OF THE BOARD AND SECRETARY/TREASURER

Scott E. Balmer, age 78, is our founder and has directed Power Save since 1988. He has spent in excess of 45 years in the HVAC industry and has designed equipment to fill a variety of niches in the marketplace. Since 1988, Mr. Balmer and his associates have concentrated on development of medium capacity combo system electric generating plants, cogeneration, and research and development of natural gas fueled systems. He is a creator of numerous unique designs in energy saving equipment including solar and geothermal energy systems.

From 1949 to 1961, Mr. Balmer worked for Holland Furnace Co., beginning as a sales tech trainee, then branch manager and continuing as division manager from 1954 to 1961. From 1961 to 1985, Mr. Balmer was the chief executive officer of a series of affiliated heating, ventilating and air conditioning companies: Scott Heating and Air Conditioning, Duncan Heating, Brown Heating and Air Conditioning, and Heat Cool, Inc. dba Allied Air Conditioning Service. During 13 of those years, Mr. Balmer became involved as the inventor or co-inventor of record and chief executive officer responsible for the manufacturing and national marketing of proprietary energy saving equipment, including solar and geothermal energy systems for Allied operating out of Florida.

RUSSELL L. SMITH, VICE CHAIRMAN, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Russell L. Smith, age 57, became Vice Chairman, President and Chief Financial Officer in September 2004 and a director in August 2003. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as a director of Vision Energy Corp., a position he has held since 2001. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

GEORGE FILLIPEDES, CHIEF EXECUTIVE OFFICER AND DIRECTOR

George A. Fillipedes, age 42, became Chief Executive Officer and Director in September 2003 and resigned in April 2004. He was previously Chairman of the Board of Directors and Chief Executive Officer of Neometrix Technology Group, Inc. (OTCBB: NMTX) from May 2002 until his resignation in April 2003. Mr. Fillipedes served as Chairman and Chief Executive Officer of Neosphere, Inc. (OTC: NSPT) from May 2000 to May 2001, and as President and Director of Globalnet Technologies, Inc. from June 1997 to May 2002 and as Executive Vice President of X-Change Software from August 1995 to June 1997. He has an extensive background in the management and marketing of technology companies and has been successful in completing mergers and acquisitions in positions he has held.

NORMAN J. BIRMINGHAM, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Norman J. Birmingham, age 49, became President, Chief Financial Officer and Director in May 2004 and resigned in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB: NMTX), from October 2003 to October 2004. He was Chief Financial Officer of NMTX from February 2003 until October 2004. He also served as the President and Director of the NMTX subsidiary, he was formerly Chief Financial Officer of AMS Systems, Inc. from February 2003 to October 2004. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2003 also serving as Chief Financial Officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an audit committee with independent members. The audit committee is the current members of the Board of Directors, Scott E. Balmer qualifies as a "financial experts" as required through his previous responsibilities for preparing or being responsible the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding we will adhere to the policies required for inclusion.

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

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

No executives received compensation from Power Save in 2004, although $37,500 was accrued for Mr. Birmingham and remains unpaid. Mr. Fillipedes received $31,279 in 2003.

Any bonuses would be awarded by the Board of Directors following a review of our performance in the previous year and a judgment that such bonuses were warranted. The Board may also choose additional forms of compensation if our and the individual's performance both so warranted. The formula or criteria for determining bonuses past 2004 has not yet been established.

Compensation of Directors

None of our directors received any compensation for their services as a director during fiscal years 2003 and 2004. Officers serve at the discretion of the Board of Directors and are elected annually. No director is selected or serves pursuant to any special arrangement or contract

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable

Other Compensation

None.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated. The shares for all parties except Scott Balmer will be released from escrow upon the completion of payment to Mr. Balmer for these shares by Vision Energy Corp., or its assignee, Ariadne Investments Ltd. Payments are being made monthly and are current as of this filing.

                                                 Number of
                                                   Shares
                                                 Beneficially        Percentage
Name                                               Owned              of Class
----------------------------                     ------------         ---------
Scott Balmer                                        700,000                 7.3%
Ariadne Investments Ltd. (1)                      2,162,162                22.3%
Vision Energy Corp. (1)                             700,000                 7.3%
Russell Smith                                       100,000                 1.0%
Blue Flame Enterprises, Inc.                      2,748,649                26.3%
                                                 ------------         ---------
TOTAL                                             6,110,811                63.2%
                                                 ===========          =========

(1) These shares are beneficially owned by Russell Smith pursuant to his percentage in ownership of Ariadne Investments Ltd. and Vision Energy Corp.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                                    Percentage
                                                        Number     Beneficially
Name                                                  of Shares   Owned of Class
----------------------------                          ---------   --------------
Scott Balmer                                            700,000          7.3%
Russell Smith                                         2,862,162         29.6%
                                                      ---------   --------------
All directors and executive
Officers as a group                                   3,562,162         36.8%
                                                      =========   ==============

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

      The Company received $657 in additional monies from Mr. Balmer in the fourth quarter of 2003 and $1,148 in 2004. Vision Energy Corp., a company operated by Russell L. Smith, contributed $52,958 from August through December 2003 and added $45,446 in 2004 and received 2,162,162 restricted common shares for $80,000 of its debt in November 2004. These shares were assigned to a third party by Vision Energy Corp. No interest is to be paid on the remaining amounts. These payables will be repaid from operations or loans that may be received in fiscal 2005.

      After becoming a shareholder in 2004, Sweet Challenge, Inc. contributed $91,600 and expects to continue bridge financing in 2005 until operating capital is available. Norman Birmingham, the former President of the Company contributed $47,479 in notes payable to the Company.

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

Code of Ethics

      The Company has adopted a code of ethics for its officers and directors and will provide a copy of them upon a written request from a shareholder if addressed to:

               President
               Power Save International, Inc.
               4333 Admiralty Way, Suite 100P
               Marina del Rey, CA  90292

      The Company intends to develop a web site in fiscal 2005 and will make the web address available in the first Form 10-QSB filed subsequent to the web sites activation.

ITEM 13. EXHIBITS.

Documents filed as part of this report

            Financial Statements.

            Independent Auditors' Reports

            Balance Sheet as of December 31, 2004

            Statements of Operations for the Years Ended December 31, 2004 and 2003.

            Statement of Changes in Stockholders' Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and 2003.

            Statement of Cash Flows for the Years Ended December 31, 2004 and 2003.

            Notes to the Financial Statements.

Reports on Form 8-K

      On October 29, 2004 the Company filed a Form 8-K to announce the change of its auditor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      During 2005 and 2004, we were billed by our accountants, Semple and Cooper LLP, approximately $22,000, $7,000 and $700 for audit fees, review fees and other reviews associated with our 10-KSB and 10-QSB and registration statement filings.

NON-AUDIT RELATED FEES

None

TAX FEES

      During 2005 and 2004 we prepared our own tax returns and therefore paid no fee's.

ALL OTHER FEES

None

AUDIT COMMITTEE PRE-APPROVAL PROCESS, POLICIES AND PROCEDURES

      Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal auditors have informed our Audit Committee of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE INTERNATIONAL, INC.

/s/ RUSSELL L. SMITH
---------------------------
Russell L. Smith, President

OCTOBER 25, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RUSSELL L. SMITH
-------------------------------
Russell L. Smith, Chief
Accounting Officer and Director

/s/ SCOTT BALMER
-------------------------------
Scott Balmer, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Power Save International, Inc. (A Development Stage Company)


We have audited the accompanying balance sheet of Power Save International, Inc. (A Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years ended December 31, 2004 and 2003 and for the period from the date of inception, May 8, 1987 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Save International, Inc. (A Development Stage Company) at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from the date of inception, May 8, 1987 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant accumulated deficit and loss in the current year raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP
------------------------

Phoenix, Arizona
October 21, 2005

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004


                                     ASSETS
CURRENT ASSETS

     Cash                                                           $       355
     Inventory                                                        4,000,000
                                                                    -----------
        Total Current Assets                                          4,000,355

     Investment                                                     $   500,000
     Intellectual Property                                              400,000
                                                                    -----------
    Total Other Assets                                              $   900,000
TOTAL ASSETS                                                        $ 4,900,355
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
   Accounts Payable                                                 $    32,413
   Accounts Payable - related parties                                   166,557
   Wages Payable                                                         37,500
                                                                    -----------
     Total Current Liabilities                                      $   236,471

STOCKHOLDER'S EQUITY / (DEFICIT)

   Preferred stock; 50,000,000 shares authorized; $.001 Par
    Value; 296,300 shares issued and outstanding                    $       296
   Capital stock, $.001 Par Value; 50,000,000 shares authorized;
    9,676,311 shares issued and outstanding                               9,676
   Additional paid-in capital                                         6,949,941
    Deficit accumulated during the development stage                 (2,296,029)
                                                                    -----------
    Total Stockholders' Equity                                      $ 4,663,884
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 4,900,355


     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2004




                                                                                Cumulative
                                                  For the Year    For the Year    During
                                                 Ended December  Ended December Development
                                                    31, 2004        31, 2004       STAGE
                                                 --------------  -------------- -----------
NET SALES                                         $        --    $        --    $   591,656
COST OF SALES                                              --             --        352,207
                                                  -----------    -----------    -----------
Gross Margin                                               --             --        239,449
                                                  -----------    -----------    -----------

EXPENSES
   Research and Development                                --             --        119,554
   Reserve Against Product Rights                          --             --        244,000
   Impairment of Intellectual Property                100,000             --        100,000
   Depreciation and Amortization                           --            750        550,510
   General and Administrative Expenses                267,201         83,441      1,271,951
                                                  -----------    -----------    -----------
TOTAL OPERATING EXPENSES                              367,201         84,191      2,286,015
                                                  -----------    -----------    -----------
Net Loss from Operations                             (367,201)       (84,191)    (2,046,566)
                                                  -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Gain (loss) On Sale of Marketable Securities            --         (9,832)       167,206
   Write down of Marketable Securities                     --             --       (364,326)
   Nonrefundable Option Income                             --             --         23,000
   Interest Expense                                        --           (950)      (115,134)
   Dividend Income                                         --             34         13,004
   Forgiveness of Debt                                     --         25,103         25,103
   Other Income                                            --          1,684          1,684
                                                  -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                               --         16,039       (249,463)
                                                  -----------    -----------    -----------
NET LOSS BEFORE INCOME TAXES                      $  (367,201)   $   (68,152)   $(2,296,029)
    Provisions for Income Taxes                            --             --             --
                                                  -----------    -----------    -----------
NET LOSS                                             (367,201)   $   (68,152)   $(2,296,029)
                                                  ===========    ===========    ===========
LOSS PER SHARE - BASIC AND DILUTED                $     (0.05)   $     (0.01)   $     (0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING                 6,795,341      6,414,149      6,795,341
                                                  ===========    ===========    ===========


     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2004

                                                                                                  Accumulated
                                                                                        Deficit     Other
                                                                                       Accumulated  Compre-                 Compre-
                                  Preferred Stock      Capital Stock       Additional  During the  hensive     Total        hensive
                                 -----------------   -----------------      Paid-in    Development  Income  Shareholders    Income
                                  Shares    Amount    Shares    Amount      Capital       Stage     (Loss)    Equity        (Loss)
                                 ---------  ------   ---------  ------    -----------   ----------   ----   -----------    -------
Issuance of shares for cash
 May 1987                               --  $   --     100,000  $  100    $     2,900           --     --   $     3,000
Issuance of shares for cash
 August 1987                            --      --      63,433      63        279,877           --     --       279,940
Issuance of shares for product
 rights and other intangible
 assets                                 --      --          33      --             --           --     --            --
Sale of shares to the public
 for $.30 per share-restated            --      --      74,334      74         22,226           --     --        22,300
Deferred offering costs                 --      --          --      --         (7,892)          --     --        (7,892)
Exchange of shares regarding
 pooling of interest of
 subsidiaries:
  Cancellation                          --      --     (63,467)    (63)            63           --     --            --
  Re-issuance                           --      --     396,767     397           (397)          --     --            --
Issuance of shares for services         --      --      30,500      31            884           --     --           915
Cancellation of shares-former
 officer                                --      --     (30,000)    (30)        (9,970)          --     --       (10,000)
Issuance of shares to A.P.S.I
 merger                                 --      --   5,144,000   5,144         39,856           --     --        45,000
Issuance of shares for prepaid
 lease and working capital              --      --     449,000     449        249,551           --     --       250,000
Issuance of shares for services         --      --      95,000      95          2,755           --     --         2,850
Conversion of debt to preferred
 stock                              50,000      50          --      --        499,950           --     --       500,000
Exchange of preferred shares
 for oil and gas properties      2,000,000   2,000          --      --      9,998,000           --     --    10,000,000
Issuance of shares for
 services                               --      --     154,549     154          4,483           --     --         4,637
Additional contributed capital          --      --          --      --         70,318           --     --        70,318
Net Loss from inception through
 December 31, 1996                      --      --          --      --             --     (979,024)    --      (979,024)  (979,024)
                                 ---------   -----   ---------   -----     ----------   ----------   ----    ----------    -------
Balance-December 31, 1996        2,050,000   2,050   6,414,149   6,414     11,152,604     (979,024)    --    10,182,044
Net Loss for the year ended
 December 31, 1997                                                                         (53,554)    --       (53,554)   (53,554)
                                 ---------   -----   ---------   -----     ----------   ----------   ----    ----------    -------
Balance-December 31, 1997        2,050,000   2,050   6,414,149   6,414     11,152,604   (1,032,578)    --    10,128,490

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 AND FOR THE
    PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2004

                                                                                                  Accumulated
                                                                                        Deficit     Other
                                                                                       Accumulated  Compre-                 Compre-
                                  Preferred Stock         Capital Stock   Additional  During the    hensive       Total     hensive
                                 -----------------      -----------------   Paid-in    Development  Income    Shareholders   Income
                                  Shares       Amount    Shares    Amount   Capital       Stage     (Loss)       Equity      (Loss)
                                 ---------     ------   ---------  ------  ----------  -----------   ----     -----------   -------
Additional contributed capital             --      --          --     --      24,000           --         --       24,000
Cancellation of preferred
 shares for oil and gas
 properties and other
 outstanding preferred
 shares                            (2,050,000) (2,050)         --     --  (9,997,950)          --         --  (10,000,000)
Net loss for the year ended
 December 31, 1998                         --      --          --     --    (315,441)          --   (315,441)    (315,441)
                                   ----------    ----   ---------  -----   ---------   ----------   --------  -----------  --------
Balance- December 31, 1998                 --      --   6,414,149  6,414   1,178,654   (1,348,019)        --     (162,951)

Additional contributed capital             --      --          --     --      35,545           --         --       35,545
Issuance of preferred shares
 for marketable securities            296,300     296          --     --     592,304           --         --      592,600
Comprehensive income:
  Net loss for the year ended
   December 31, 1999                       --      --          --     --          --      (98,337)        --      (98,337)  (98,337)
  Other comprehensive income (loss)
    Unrealized gain on securities          --      --          --     --          --           --    339,060      339,060   339,060
Comprehensive income                       --      --          --     --          --           --         --           --   240,723
                                   ----------    ----   ---------  -----   ---------   ----------   --------  -----------  --------
Balance-December 31, 1999             296,300     296   6,414,149  6,414   1,806,503   (1,446,356)   339,060      705,917

Additional contributed capital             --      --          --     --      14,000           --         --       14,000
Comprehensive income:
  Net loss for the year ended
   December 31, 2000                       --      --          --     --          --     (288,381)        --     (288,381) (288,381)
  Other comprehensive income (loss)
    Unrealized loss on securities          --      --          --     --          --           --   (339,060)    (339,060) (339,060)
Comprehensive income (loss)                --      --          --     --          --           --         --           --  (627,441)
                                   ----------    ----   ---------  -----   ---------   ----------   --------  -----------  --------
Balance-December 31, 2000             296,300     296   6,414,149  6,414   1,820,503   (1,734,737)        --       92,476

Additional contributed capital             --      --          --     --      24,000           --         --       24,000
Comprehensive income:
  Net loss for the year ended
   December 31, 2001                       --      --          --     --          --      (67,250)        --      (67,250)  (67,250)
  Other comprehensive income (loss)
    Unrealized loss on securities          --      --          --     --          --           --     (2,992)      (2,992)   (2,992)
Comprehensive income (loss)                --      --          --     --          --           --         --           --   (70,242)


     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2004

                                                                                             Accumulated
                                                                                    Deficit    Other
                                                                                  Accumulated  Compre-                 Compre-
                                  Preferred Stock    Capital Stock   Additional   During the   hensive       Total     hensive
                                 -----------------  ---------------    Paid-in    Development  Income    Shareholders   Income
                                  Shares    Amount  Shares    Amount   Capital       Stage     (Loss)       Equity      (Loss)
                                 ---------  ------ ---------  ------  ----------  -----------   ----     -----------   -------
Balance-December 31, 2001           296,300   296  6,414,149   6,414   1,844,503   (1,801,987)  (2,992)       46,234

Additional contributed capital           --    --         --      --      24,000           --       --        24,000
Comprehensive income:
 Net loss for the year ended
  December 31, 2002                      --    --         --      --          --      (58,689)      --       (58,689)   (58,689)
 Other comprehensive income (loss)
  Unrealized loss on securities          --    --         --      --          --           --   (6,840)       (6,840)    (6,840)
Comprehensive income (loss)              --    --         --      --          --           --       --            --    (65,529)
                                    -------  ----  ---------   -----   ---------   ----------   ------   -----------   --------
Balance-December 31, 2002           296,300   296  6,414,149   6,414   1,868,503   (1,860,676)  (9,832)        4,705
 Other comprehensive income (loss)
  Realized loss on securities            --    --         --      --          --           --    9,832         9,832      9,832
 Net loss for the year ended
  December 31, 2003                      --    --         --      --          --      (68,152)      --       (68,152)   (68,152)
 Comprehensive income (loss)             --    --         --      --          --           --       --            --    (58,320)
                                    -------  ----  ---------   -----   ---------   ----------   ------   -----------   --------
Balance - December 31, 2003         296,300  $296  6,414,149   6,414   1,868,503   (1,928,828)      --       (53,615)
 Stock issued for
  Related party debt                     --    --  2,162,162   2,162      77,838           --       --        80,000
 Stock issued for assets                 --    --  1,000,000   1,000   4,999,000           --       --     5,000,000
 Stock issued for services               --    --    100,000     100       4,600           --       --         4,700
 Net loss for the year ended
  December 31, 2004                      --    --         --      --          --     (367,201)      --      (367,201)  (367,201)
 Comprehensive income (loss)             --    --         --      --          --           --       --            --   (367,201)
                                    -------  ----  ---------   -----   ---------   ----------   ------   -----------   --------
Balance - December 31, 2004         296,300  $296  9,676,311  $9,676  $6,949,941  $(2,296,029)      --   $ 4,663,884
                                    =======  ====  =========  ======  ==========  ===========   ======   ===========   ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2004


                                                                                                      Cumulative
                                                                                                       During
                                                                                                     Development
                                                                           2004          2003           Stage
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                              $  (367,201)   $   (68,152)   $(2,296,029)
 Adjustments to reconcile net loss from net cash used in operating activities:
    Depreciation and Amortization                                               --            750        550,510
    Impairment of Intellectual Property                                    100,000             `-        100,000
    Common Stock Issued for Lease                                               --             --        225,000
    Common Stock Issued for Services                                         4,700             --          4,700
    Gain on Sale of Securities                                                  --          9,832       (167,206)
    Write down of Marketable Securities                                         --             --        364,326
    Contributed Interest                                                        --             --         70,018
    Contributed Rent and Officer Compensation                                   --             --        110,000
    Reserve Against Assets and Liabilities                                      --             --        244,000
 Changes in Assets and Liabilities:
    Increase in Accounts Payable                                            32,414         48,213         85,373
    Increase (Decrease)in Accrued Interest                                      --         (8,708)        32,382
    Increase (Decrease) in Wages Payable                                    37,500             --         37,500
    Increase (Decrease) in Advances from Shareholder, net                  112,942         13,302         93,863
                                                                       -----------    -----------    -----------
       Net Cash Used In Operating Activities                               (79,645)        (4,763)      (545,563)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Product Rights, Development Costs and Intangibles                             --             --       (244,000)
  Increase in Organization Costs                                                --             --        (36,408)
  Purchase of Marketable Securities                                             --             --        (20,056)
  Proceeds from Sale of Marketable Securities                                   --            182        404,266
  Purchase of Fixed Assets                                                      --             --        (15,478)
                                                                       -----------    -----------    -----------
        Net Cash Provided by (Used) in Investing Activities                     --            182         88,324
                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Common Stock, net                                3,162             --        369,212
  Contributed Capital                                                       76,838             --         88,382
                                                                       -----------    -----------    -----------
       Net Cash Provided By Financing Activities                            80,000             --        457,594
                                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                355         (4,581)           355

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                --          4,581             --
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $       355    $        --    $       355
                                                                       ===========    ===========    ===========


     The Accompanying Notes are an Integral Part of the Financial Statements

                                                                      Cumulative
                                                                        During
                                                                     Development
                                                2004         2003       Stage
                                            ------------   --------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Stock Issued In Exchange for Goods and
 Services, Marketable Securities, and Debt  $  5,084,700   $     --   $6,185,900
                                            ============   ========   ==========

Stock Issued In Exchange for License Fee    $         --   $     --   $  500,000
                                            ============   ========   ==========

Cash Paid for Interest                      $         --   $  1,302   $    1,302
                                            ============   ========   ==========

Cash Paid for Income Taxes                  $         --   $     --   $       --
                                            ============   ========   ==========


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

For the past five years, Power Save has been inactive as we have attempted to obtain public financing for our operations. Upon receipt of sufficient funding, we will design, sell/lease and finance fossil-fueled engine-driven air conditioning, heating, thermal heat recovery and electric co-generating plants. We will target the more than twomillion U.S. small businesses that usually are unable to negotiate attractive utility rates.

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

INVENTORIES

Inventories consist of products purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful life of the computer and office equipment, office furniture and vehicles from three to seven years. Depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $750, respectively.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 2004 and 2003 the Company had advertising costs of $15,000 and $0, respectively.


LOSS PER SHARE DATA

Net loss per common share for the years ended December 31, 2004 and 2003 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share".

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an effect on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The adoption SFAS No. 150 did not have an effect on the Company's financial position or results of operations.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 did not have an effect on the Company's financial position or results of operations.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS No. 140 "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


In December 2004, the Financial Accounting Standards Board (`FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Standard amends Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

INVESTMENT

Investments consisted of common stock. Investments are stated at their purchase price with no impairment as the value of the company invested in exceeds the value paid and the Company does not have the ability to exercise significant influence over the investee's operating and financial policies.

INTELLECTUAL PROPERTY

Intellectual Property consists of the lease documents and agreements between Freightliner, Inc. and the Company for the purchase of Class 8 trucks. The intellectual property was impaired by $100,000 as the Company determined that it would not be able to recover the full purchase price.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $367,201 and $68,152 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company has incurred losses of $2,296,029 from inception through December 31, 2004. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through December 31, 2004, the Company did not have any net income from operations. At the current time, the Company has assets of $4,900,355 and $236,471 in liabilities.

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

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

At December 31, 2004, the long-term deferred tax asset consists of the following:

                                                                         2004
                                                                       --------
Net Operating Loss Carryforward                                         752,132
Contribution Carryforward                                                    68
                                                                       --------
                                                                        752,200
Less: Valuation Allowance                                              (752,200)
                                                                       --------
                                                                       $     --
                                                                       ========

The Company has established a valuation allowance of the full amount of the net deferred tax asset primarily due to the uncertainty in the utilization of the net operating loss carryforwards. The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $99,200.

At December 31, 2004, the Company has net operating loss carryforwards in the amount of $2,287,865, available to offset future taxable income through 2024 as follows:

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 Year Ended
December 31,
------------
    2004         156,871
    2005         162,877
    2006         130,190
    2007         113,298
    2008         108,239
    2009          95,943
    2010          46,043
    2011          76,223
    2017          41,855
    2018          36,512
    2019          47,325
    2020          91,217
    2021          66,874
    2022          58,505
    2023         688,692
    2024         367,201
             -----------
             $ 2,287,865
             ===========

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

The same stockholder and director had made certain advances to the Company on an interest free basis, payable upon demand. From inception of the loans to December 31, 1996, the Company has computed interest on the advances at 8% and has treated the interest of $74,318 as contributed capital with an offset to interest expense. From 1997 forward the Company had accrued interest on the advances, until paid, as a liability with an offset to interest expense. During the year ended December 31, 2002, the Company paid down certain accrued liabilities to $8,708.

During the year ended December 31, 2003, the stockholder paid expenses on the Company's behalf and advanced the Company approximately $14,000. The Company repaid a portion of the advances in cash and the balance was repaid through the forgiveness of debt and the transfer of all corporate assets.

During the year ended December 31, 2004, the stockholder paid expenses on the Company's behalf of $1,148. Additional shareholders paid expenses or advanced the Company additional funds totaling $253,633 of which $80,000 was repaid through the issuance of common shares.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through December 31, 2004:

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

During 2004, the Company issued 2,162,162 restricted common shareholders to a related party for the payment of $80,000 of debt. The Company also issued 1,000,000 common shares for the purchase of $5,000,000 of assets.

During 2004, the Company issued 100,000 restricted common shares for services rendered valued at $4,700.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's Preferred Stock is non-voting, non-dividend bearing, redeemable and convertible to common stock at the time the Company and the holders of the preferred stock deem it appropriate.

The Company and its assets were spun off from the previously owned parent company when a majority interest of the common stock in the old company was sold to a consulting group by the principal shareholder. The assets and liabilities were transferred to the current corporation and all the activities from inception through December 31, 2004 have remained with the current company.

The Board of Directors authorized a stock issuance totaling 1,000,000 shares of its common stock at $5.00 per share. The offering was filed under the Securities Act of 1933 or an exemption under the Act and was fully subscribed prior to its expiration on December 31, 2004. The 1,000,000 shares of common stock were issued for assets consisting of $4,000,000 in inventory, $500,000 in intellectual property and $500,000 in common stock of Net Cert USA.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company paid certain offering costs related to the above mentioned offering totaling $27,658. These offering costs were written off because they were over 90 days old. It is expected that additional legal and accounting costs will be incurred in relation to the offering. For the year ended December 31, 2001, the Company has paid an additional $8,793 in deferred offering costs, which were also written off. Any offering costs older than 90 days old were written off immediately.

NOTE   10  -  COMMITMENTS

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

The Company utilized offices provided by a related party on a month-to-month basis. For the years ended December 31, 2004 and 2003, rent expense recorded by the Company was $16,200 and $8,900, respectively.

NOTE 11 - SHARE EXCHANGE AND PURCHASE AGREEMENT

On April 18, 2000, the Company signed a share exchange and purchase agreement with Mirage Air Systems, Inc. (MAS). The transaction did not close and was not completed prior to the expiration of the agreement.

NOTE 12 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss from operations of $267,201, a negative cash flow from operations of $79,645, and a working capital deficiency of $236,116. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         POWER SAVE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.