Form 10QSB
period 2005-03-31
POWER SAVE INTERNATIONAL INC
filed 2005-11-14
CIK 1110480

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended MARCH 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to

                          Commission File No. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                        88-0227424
------------------------------              ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            4333 ADMIRALTY WAY, SUITE 100P, MARINA DEL REY, CA 90292
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 821-2244
                ------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Common Stock, $.001 par value per share, 9,676,311 shares were issued and outstanding at November 7, 2005

      Transitional Small Business Disclosure Format (check one)

      Yes [ ]  No [X]

Item 1: Financial Statements

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)    3    ITEM 1. FINANACIAL STATEMENTS

PAGE(S)    4    CONDENSED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE(S)    5    CONDENSED STATEMENTS OF OPERATION'S FOR THE THREE MONTHS ENDED
                MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE(S)   6-7   CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE(S)  8-11   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE
                MONTHS ENDED MARCH 31, 2005 AND 2004 AND FROM THE PERIOD OF
                INCEPTION MAY 8, 1987 THROUGH MARCH 31, 2005 (UNAUDITED)

PAGE(S)   12    NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 2005
                (UNAUDITED)

PAGE(S)  13-14  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

PAGE(S)  14-15  ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)   15    PART II- OTHER INFORMATION

PAGE(S)   15    ITEM 1. LEGAL PROCEEDINGS

PAGE(S)   15    ITEM 2. CHANGES IN SECURITIES

PAGE(S)   15    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)   15    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)   15    ITEM 5. OTHER INFORMATION

PAGE(S)   15    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                   (a) Exhibits

PAGE(S)  17-18  CERTIFICATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

 Cash                                                                                    $       1,766
 Note receivable                                                                                 5,000
 Available for sale securities                                                                 271,120
                                                                                         -------------
CURRENT ASSETS                                                                           $     277,886

 Inventory                                                                                   4,000,000
 Investment                                                                                    500,000
 Intellectual property                                                                         400,000
                                                                                         -------------
TOTAL ASSETS                                                                             $   5,177,886
                                                                                         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                                        $     220,455
 Wages payable                                                                                  75,000
 Loans payable - related party                                                                   1,805
 Current loan payable                                                                          289,000
                                                                                         -------------
      Total Current Liabilities                                                                586,260
                                                                                         -------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
    issued and outstanding at March 31, 2005                                                       296
 Capital stock, $.001 Par Value; 50,000,000 shares authorized; 9,676,311 shares issued
    and outstanding at March 31, 2005                                                            9,676
 Additional paid-in capital                                                                  6,949,941
 Deficit accumulated during the development stage                                           (2,351,342)
 Accumulated other comprehensive loss                                                          (16,945)
                                                                                         -------------

     Total Stockholders' Equity                                                              4,591,626
                                                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $   5,177,886
                                                                                         =============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the
                                                   For the        Three
                                                    Three         Months        Inception
                                                    Months        Ended          Through
                                                 Ended March    March 31,       March 31,
                                                   31, 2005        2004            2005
                                                 -----------   ------------   -------------
NET SALES                                        $         -   $          -   $    5 91,656

COST OF SALES                                              -              -         352,207
                                                 -----------   ----------------------------

GROSS MARGIN                                               -              -         239,449
                                                 -----------   ----------------------------

EXPENSES

   Research and Development                                -              -         119,554
   Reserve Against Product Rights                          -              -         244,000
   Impairment of Intellectual Property                     -              -         100,000
   Depreciation and Amortization                           -              -         550,510
   General and Administrative Expenses                59,658         14,208       1,331,609
                                                 -----------   ----------------------------

TOTAL OPERATING EXPENSES                              59,658         14,208       2,345,673
                                                 -----------   ----------------------------

NET LOSS FROM OPERATIONS                             (59,658)       (14,208)     (2,106,224)
                                                 -----------   ----------------------------

OTHER INCOME (EXPENSE)

   Gain(loss) on Sale of Marketable Securities         5,090              -         172,296
   Write Down of Marketable Securities                     -              -        (364,326)
   Nonrefundable Option Income                             -              -          23,000
   Interest Expense                                     (746)             -        (115,880)
   Dividend and Interest Income                            1              -          13,005
   Other Income                                            -              -           1,684
   Forgiveness of Debt                                     -              -          25,103
                                                 -----------   ----------------------------

TOTAL OTHER INCOME (LOSS)                              4,345              -        (245,118)
                                                 -----------   ----------------------------

NET LOSS BEFORE INCOME TAXES                         (55,313)             -      (2,351,342)

PROVISION FOR INCOME TAXES                                 -              -               -
                                                 -----------   ----------------------------

NET LOSS                                         $   (55,313)  $    (14,208)  $  (2,351,342)
                                                 ===========   ============================

BASIC AND DILUTED LOSS PER SHARE                 $     (0.01)  $      (0.00)  $       (0.23)
                                                 ===========   ============================

WEIGHTED AVERAGE SHARES OUTSTANDING                9,676,311      6,414,149       9,676,311
                                                 ===========   ============================

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  For the           For the
                                                                   Three             Three
                                                                  Months             Months        Inception
                                                                   Ended             Ended          Through
                                                                 March 31,         March 31,         March
                                                                    2005             2004           31, 2005
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $    (55,313)    $    (14,208)      (2,351,342)
   Adjustments to reconcile net loss from net cash
      used in operating activities:
      Depreciation and amortization                                        -                -          550,510
      Common Stock Issued for Lease                                        -                -          225,000
      Common Stock Issued for Services                                     -                -            4,700
      Impairment of Intellectual Property                                  -                -          100,000
      (Gain) on Sale of Securities                                    (5,090)               -         (172,296)
      Write down of Marketable Securities                                  -                -          364,326
      Contributed Interest                                                 -                -           70,018
      Contributed Rent and Officer Compensation                            -                -          110,000
      Reserve against Assets and Liabilities                               -                -          244,000
   Changes in Assets and Liabilities:
      (Increase) in Other Assets                                           -                -                -
      Increase in Accounts and Loans Payable                          23,289           14,208          108,662
      Increase in Accrued Interest                                         -                -           32,382
      Increase in Wages Payable                                       37,500                -           75,000
      (Decrease) in Advances from Shareholder                              -                -           93,863
                                                                ------------     ------------     ------------

          Net Cash Used By Operating Activities                          386                -         (545,177)
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Product Rights, Development Costs and Intangibles                    -                -         (244,000)
      Purchase of Fixed Assets                                             -                -          (15,478)
      Note Receivable                                                 (5,000)               -           (5,000)
      Increase in Organization Costs                                       -                -          (36,408)
      Purchase of Marketable Securities                             (289,000)               -         (309,056)
      Proceeds from Sale of Marketable Securities                      6,025                -          410,291
                                                                ------------     ------------     ------------

         Net Cash Provided (Used) By Investing Activities           (287,975)               -         (199,651)
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Issuance of Common Stock, net                                           -          369,212
      Proceeds from Debt                                             289,000                -          289,000
      Contributed Capital                                                                   -           88,382
                                                                ------------     ------------     ------------

         Net Cash Provided By Financing Activities                   289,000                -          746,594
                                                                ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                        1,411                -            1,766

CASH - BEGINNING OF PERIOD                                               355                -                -
                                                                ------------     ------------     ------------
CASH - END OF PERIOD                                            $      1,766     $          -     $      1,766
                                                                ============     ============     ============

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           For the        For the
                                                                            Three          Three
                                                                           Months          Months        Inception
                                                                            Ended          Ended          Through
                                                                          March 31,       March 31,         March
                                                                             2005          2004           31, 2005
                                                                        ------------    ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Stock Issued In Exchange for Goods and Services and Marketable
      Securities and Debt                                               $          -    $          -    $  6,185,900
                                                                        ============    ============    ============

   Stock Issued In Exchange for License Fee                             $          -    $          -    $    500,000
                                                                        ============    ============    ============

   Cash Paid for Interest                                               $          -    $          -    $      1,302
                                                                        ============    ============    ============

   Cash Paid for Income Taxes                                           $          -    $          -    $          -
                                                                        ============    ============    ============

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR THE
  PERIOD FROM DATE OF INCEPTION MAY 8, 1987 THROUGH MARCH 31, 2005 (UNAUDITED)

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional  During the       Other         Total        hensive
                             Preferred Stock      Capital Stock      Paid-in    Development  Comprehensive  Stockholders'   Income
                             Shares    Amount     Shares    Amount    Capital      Stage     Income (Loss)     Equity       (Loss)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Issuance of shares for
   cash May 1987                   -  $      -    100,000  $   100  $    2,900            -              -  $       3,000
Issuance of shares for
   cash August 1987                -         -     63,433       63     279,877            -              -        279,940
Issuance of shares for
   product rights and
   other intangible
   assets                          -         -         33        -           -            -              -              -
Sale of shares to the
   public for $.30 per
   share-restated                  -         -     74,334       74      22,226            -              -         22,300
Deferred offering costs            -         -          -        -      (7,892)           -              -         (7,892)
Exchange of shares
   regarding pooling of
   interest of
   subsidiaries:
   Cancellation                    -         -    (63,467)     (63)         63            -              -              -
   Re-issuance                     -         -    396,767      397        (397)           -              -              -
Issuance of shares for
   services                        -         -     30,500       31         884            -              -            915
Cancellation of
   shares-former officer           -         -    (30,000)     (30)     (9,970)           -              -        (10,000)
Issuance of shares to
   A.P.S.I. merger                 -         -  5,144,000    5,144      39,856            -              -         45,000
Issuance of shares for
   prepaid lease and
   working capital                 -         -    449,000      449     249,551            -              -        250,000
Issuance of shares for
   services                        -         -     95,000       95       2,755            -              -          2,850
Conversion of debt to
   preferred stock            50,000        50          -        -     499,950            -              -        500,000
Exchange of preferred
   shares for oil and
   gas properties          2,000,000     2,000          -        -   9,998,000            -              -     10,000,000
Issuance of shares for
   services                        -         -    154,549      154       4,483            -              -          4,637
Additional contributed
   capital                         -         -          -        -      70,318            -              -         70,318
Net Loss from inception
   through December 31,
   1996                            -         -          -        -           -     (979,024)             -       (979,024) (979,024)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31,
   1996                    2,050,000     2,050  6,414,149    6,414  11,152,604     (979,024)             -     10,182,044
Net Loss for the year
   ended December 31,
   1997                                                                             (53,554)             -        (53,554)  (53,554)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance -December 31,
   1997                    2,050,000     2,050  6,414,149    6,414  11,152,604   (1,032,578)             -     10,128,490

           See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR THE
  PERIOD FROM DATE OF INCEPTION MAY 8, 1987 THROUGH MARCH 31, 2005 (UNAUDITED)

                                                                                  Deficit
                                                                                Accumulated   Accumulated                  Compre-
                                                                    Additional   During the      Other          Total      hensive
                             Preferred Stock       Capital Stock      Paid-in   Development  Comprehensive  Stockholders'  Income
                            Shares     Amount     Shares    Amount    Capital      Stage     Income (Loss)      Equity     (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Additional contributed
   capital                         -         -          -        -      24,000            -              -         24,000
Cancellation of
   preferred shares for
   oil and gas
   properties and other
   outstanding preferred
   shares                 (2,050,000)   (2,050)         -        -  (9,997,950)           -              -    (10,000,000)
Net loss for the year
   ended December 31,
   1998                            -         -          -        -           -     (315,441)             -       (315,441) (315,441)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance- December 31,
   1998                            -         -  6,414,149    6,414   1,178,654   (1,348,019)             -       (162,951)
Additional contributed
   capital                         -         -          -        -      35,545            -              -         35,545
Issuance of preferred
   shares for
   marketable securities     296,300       296          -        -     592,304            -              -        592,600
Comprehensive income:
   Net loss for the
      year ended
      December 31, 1999            -         -          -        -           -      (98,337)             -        (98,337)  (98,337)
   Other comprehensive
      income (loss)
      Unrealized gain
      on securities                -         -          -        -           -            -        339,060        339,060   339,060
                                                                                                                           --------
Comprehensive income               -         -          -        -           -            -              -              -   240,723
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31,
   1999                      296,300       296  6,414,149    6,414   1,806,503   (1,446,356)       339,060        705,917

Additional contributed
   capital                         -         -          -        -      14,000            -              -         14,000
Comprehensive income:
   Net loss for the
      year ended
      December 31, 2000            -         -          -        -           -     (288,381)             -       (288,381) (288,381)
   Other comprehensive
      income (loss)
      Unrealized loss
      on securities                -         -          -        -           -            -       (339,060)      (339,060) (339,060)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -  (627,441)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31,
   2000                      296,300       296  6,414,149    6,414   1,820,503   (1,734,737)             -         92,476

Additional contributed
   capital                         -         -          -        -      24,000            -              -         24,000
Comprehensive income:
   Net loss for the
      year ended
      December 31, 2001            -         -          -        -           -      (67,250)             -        (67,250)  (67,250)

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR THE
  PERIOD FROM DATE OF INCEPTION MAY 8, 1987 THROUGH MARCH 31, 2005 (UNAUDITED)

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                             Preferred Stock      Capital Stock      Paid-in    Development  Comprehensive  Stockholders'   Income
                            Shares     Amount    Shares    Amount    Capital        Stage    Income (Loss)     Equity        (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
   Other comprehensive
      income (loss)
      Unrealized loss on
         securities                -         -          -        -           -            -         (2,992)        (2,992)   (2,992)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (70,242)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31, 2001    296,300       296  6,414,149    6,414   1,844,503   (1,801,987)        (2,992)        46,234

Additional contributed
   capital                         -         -          -        -      24,000            -              -         24,000
Comprehensive income:
   Net loss for the year
      ended December 31,
      2002                         -         -          -        -           -      (58,689)             -        (58,689)  (58,689)
   Other comprehensive
      income (loss)
      Unrealized loss on
         securities                -         -          -        -           -            -         (6,840)        (6,840)   (6,840)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (65,529)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31, 2002    296,300       296  6,414,149    6,414   1,868,503   (1,860,676)        (9,832)         4,705
   Other comprehensive
      income (loss)
      Realized loss on
         securities                -         -          -        -           -            -          9,832          9,832     9,832
   Net loss for the year
      ended December 31,
      2003                         -         -          -        -           -      (68,152)             -        (68,152)  (68,152)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -   (58,320)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2003                      296,300  $    296  6,414,149    6,414   1,868,503   (1,928,828)             -        (53,615)
   Stock issued for
      Related party debt           -         -  2,162,162    2,162      77,838            -              -         80,000
   Stock issued
      for assets                   -         -  1,000,000    1,000   4,999,000            -              -      5,000,000
   Stock issued
      for services                 -         -    100,000      100       4,600            -              -          4,700
   Net loss for the year
      ended December 31,
      2004                         -         -          -        -           -     (367,201)             -       (367,201)
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -  (367,201)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2004                      296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,296,029)             -  $   4,663,884

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR THE
  PERIOD FROM DATE OF INCEPTION MAY 8, 1987 THROUGH MARCH 31, 2005 (UNAUDITED)

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                             Preferred Stock       Capital Stock     Paid-in    Development  Comprehensive  Stockholders'   Income
                            Shares     Amount    Shares    Amount    Capital       Stage     Income (Loss)     Equity        (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
   Net Loss for the Three
      Months Ended
      March 31, 2005               -         -          -        -           -      (55,313)             -        (55,313)  (55,313)
   Unrealized Loss on
      Securities                   -         -          -        -           -            -        (16,945)       (16,945)  (16,945)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -   (72,258)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - March 31, 2005     296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,351,342)       (16,945) $   4,591,626
                          ==========  ========  =========  =======  ==========  ===========  =============  =============

            See accompanying notes to condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1      BASIS OF PRESENTATION
------      ---------------------

            The interim financial statements at March 31, 2005 and three month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3      GOING CONCERN
------      -------------

            The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $55,313, and negative working capital of $308,374, and a stockholders' equity of $4,591,626 for the period ended March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

                 See accompanying notes to condensed financial statements.

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

General

Management is formulating the basis for acquisitions to complete its previously announced business plan. Additional opportunities have arisen that may allow the Company to expand the scope of business operations and more readily allow it to acquire the capital it requires. No actual operations other than these have been performed and none are anticipated until the third quarter of 2005.

Results of Operations

There were no revenues for the three months ended March 31, 2005 or the three months ended March 31, 2004.

General and administrative expenses increased for the three months ended March 31, 2005 compared to the same periods in 2004. These expenses were $59,658 for the three months ended March 31, 2005 and $14,208 for the same period in 2004. The increase for the three months ended March 31, 2005 over the same period in 2004 came primarily from an increase in payroll expenses of $37,500 and office expenses of $7,800.

For the three months ended March 31, 2005 we recorded a net loss of $55,313 compared with a net loss of $14,208 during the corresponding prior period in 2004. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005 and 2006.

Liquidity

During the three months ended March 31, 2005, the Company's working capital decreased by the accruals of all expenses. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first quarter of 2005. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

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

      None

Item 5. Other information.

      None.

Item 6. Exhibits and reports on Form 8-K.

      (a) Exhibits.
          ---------

          31.01 President and CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2004

          32.01   President and CFO certification pursuant to section 906

      (b) Reports on From 8-K.
          --------------------

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power Save International, Inc.

/s/ Russell L. Smith
--------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 7th day of November 2005