Form 10QSB
period 2005-06-30
POWER SAVE INTERNATIONAL INC
filed 2005-11-15
CIK 1110480

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to

                          Commission File No. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                      88-0227424
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                4333 ADMIRALTY WAY, SUITE 100P, DEL REY, CA 90292
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 821-2244
                 -----------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
     ---------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

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

      Yes [ ] No [X]

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)     3   PART I - FINANCIAL INFORMATION

PAGE(S)     3   ITEM 1. FINANACIAL STATEMENTS

PAGE(S)     4   CONDENSED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE(S)     5   CONDENSED STATEMENTS OF OPERATION'S FOR THE THREE AND SIX MONTHS
                ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE(S)    6-7  CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE(S)   8-11  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                ENDED JUNE 30, 2005 AND 2004 AND FROM INCEPTION MAY 8, 1987
                THROUGH THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

PAGE(S)    12   NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2005
                (UNAUDITED)

PAGE(S)  13-14  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

PAGE(S)  14-15  ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)    15   PART II - OTHER INFORMATION

PAGE(S)    15   ITEM 1. LEGAL PROCEEDINGS

PAGE(S)    15   ITEM 2. CHANGES IN SECURITIES

PAGE(S)    15   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)    15   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)    15   ITEM 5. OTHER INFORMATION

PAGE(S)    15   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits

PAGE(S)  17-18  CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 300 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                          ASSETS
   Cash                                                                                    $     3,884
   Note receivable                                                                              15,000
   Available for sale securities                                                               121,633
                                                                                           -----------
CURRENT ASSETS                                                                                 140,517

   Inventory                                                                                 4,000,000
   Investment                                                                                  500,000
   Intellectual property                                                                       400,000
                                                                                           -----------
TOTAL ASSETS                                                                               $ 5,040,517
                                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                        $   152,066
   Wages payable                                                                                67,325
   Loans payable - related party                                                                 1,805
   Current loan payable                                                                        289,000
                                                                                           -----------

      Total Current Liabilities                                                                510,196
                                                                                           -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
      issued and outstanding                                                                       296
   Capital stock, $.001 Par Value; 50,000,000 shares authorized; 9,676,311 shares issued
      and outstanding                                                                            9,676
   Additional paid-in capital                                                                6,949,941
   Deficit accumulated during the development stage                                         (2,411,463)
   Accumulated other comprehensive loss                                                        (18,129)
                                                                                           -----------

      Total Stockholders' Equity                                                             4,530,321
                                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 5,040,517
                                                                                           ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For the         For the        For the        For the
                                                  Three           Three           Six            Six
                                                 Months           Months         Months        Months        Inception
                                                  Ended           Ended          Ended          Ended         through
                                                June 30,         June 30,       June 30,       June 30,       June 30,
                                                  2005             2004          2005           2004           2005
                                              -------------    -----------    -----------    -----------    -----------
NET SALES                                     $           -    $         -    $         -    $         -    $   591,656

COST OF SALES                                             -              -              -              -        352,207
                                              -------------    -----------    -----------    -----------    -----------

GROSS MARGIN                                              -              -              -              -        239,449
                                              -------------    -----------    -----------    -----------    -----------

EXPENSES
   Research and Development                               -              -              -              -        119,554
   Reserve Against Product Rights                         -              -              -              -        244,000
   Impairment of Intellectual Property                    -              -              -              -        100,000
   Depreciation and Amortization                          -              -              -              -        550,510
   General and Administrative Expenses               69,284         16,417        128,942         30,625      1,400,893
                                              -------------    -----------    -----------    -----------    -----------


TOTAL OPERATING EXPENSES                             69,284         16,417        128,942         30,625      2,414,957
                                              -------------    -----------    -----------    -----------    -----------

NET LOSS FROM OPERATIONS                            (69,284)       (16,417)      (128,942)       (30,625)    (2,175,508)
                                              -------------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Gain(loss) on Sale of Marketable
      Securities                                      9,671              -         14,761              -        181,967
   Write down of Marketable Securities                    -              -              -              -       (364,326)
   Nonrefundable Option Income                            -              -              -              -         23,000
   Interest Expense                                    (518)             -         (1,264)             -       (116,398)
   Dividend and Interest Income                          10              -             11              -         13,015
   Other Income                                           -              -              -              -          1,684
   Forgiveness of Debt                                    -              -              -              -         25,103
                                              -------------    -----------    -----------    -----------    -----------

TOTAL OTHER INCOME (LOSS)                             9,163              -         13,508              -       (235,955)
                                              -------------    -----------    -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES                        (60,121)       (16,417)      (115,434)       (30,625)    (2,411,463)


PROVISION FOR INCOME TAXES                                -              -              -              -              -
                                              -------------    -----------    -----------    -----------    -----------

NET LOSS                                      $     (60,121)   $   (16,417)   $  (115,434)   $   (30,625)   $(2,411,463)
                                              -------------    -----------    -----------    -----------    -----------

BASIC AND DILUTED LOSS PER SHARE              $       (0.01)   $         -    $     (0.01)   $         -    $     (0.25)
                                              -------------    -----------    -----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING               9,676,311      6,414,149      9,676,311      6,414,149      9,676,311
                                              =============    ===========    ===========    ===========    ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For the        For the
                                                              Six            Six
                                                             Months         Months       Inception
                                                             Ended          Ended         Through
                                                            June 30,       June 30,        June
                                                              2005           2004        30, 2005
                                                          -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $  (115,434)   $   (30,625)   $(2,411,463)
   Adjustments to reconcile net loss from net cash used
      in operating activities:
      Depreciation and amortization                                 -              -        550,510
      Impairment of Intellectual Property                           -              -        100,000
      Common Stock Issued for Lease                                 -              -        225,000
      Common Stock Issued for Services                              -              -          4,700
      (Gain) Loss on Sale of Securities                       (14,761)             -       (181,967)
      Write down of Marketable Securities                           -              -        364,326
      Contributed Interest                                          -              -         70,018
      Contributed Rent and Officer Compensation                     -              -        110,000
      Reserve against Assets and Liabilities                        -              -        244,000
   Changes in Assets and Liabilities:
      Increase (Decrease) in Accounts and Loans Payable       (45,100)        30,625         40,273
      Increase in Accrued Interest                                  -              -         32,382
      Increase (Decrease) in Wages Payable                     29,825              -         67,325
      Increase (Decrease) in Advances from Shareholder              -              -         93,863
                                                          -----------    -----------    -----------

         Net Cash Used By Operating Activities               (145,470)             -       (691,033)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Product Rights, Development Costs and Intangibles                -              -       (244,000)
   Purchase of Fixed Assets                                         -              -        (15,478)
   Notes Receivable                                           (15,000)             -        (15,000)
   Increase in Organization Costs                                   -              -        (36,408)
   Purchase of Marketable Securities                         (298,715)             -       (318,771)
   Proceeds from Sale of Marketable Securities                173,714              -        577,980
                                                          -----------    -----------    -----------
         Net Cash Used By Investing Activities               (140,001)             -        (51,677)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Common Stock, net                      -              -        369,212
   Proceeds from Debt                                         289,000              -        289,000
   Contributed Capital                                              -              -         88,382
                                                          -----------    -----------    -----------

         Net Cash Provided By Financing Activities            289,000              -        746,594
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 3,529              -          3,884

CASH - BEGINNING OF PERIOD                                        355              -              -
                                                          -----------    -----------    -----------

CASH - END OF PERIOD                                      $     3,884    $         -    $     3,884

                                                          ===========    ===========    ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the        For the
                                                              Six            Six
                                                             Months         Months       Inception
                                                             Ended          Ended         Through
                                                            June 30,       June 30,         June
                                                              2005           2004        30, 2005
                                                          -----------    -----------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Stock Issued In Exchange for Goods and Services and
   Marketable Securities                                  $         -    $         -    $ 6,185,900
                                                          ===========    ===========    ===========

   Stock Issued In Exchange for License Fee               $         -    $         -    $   500,000
                                                          ===========    ===========    ===========

   Cash Paid for Interest                                 $         -    $         -    $     1,302
                                                          ===========    ===========    ===========

   Cash Paid for Income Taxes                             $         -    $         -    $         -
                                                          ===========    ===========    ===========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR THE PERIOD
            FROM DATE OF INCEPTION MAY 8, 1987 THROUGH JUNE 30, 2005

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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR THE PERIOD
            FROM DATE OF INCEPTION MAY 8, 1987 THROUGH JUNE 30, 2005

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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR THE PERIOD
            FROM DATE OF INCEPTION MAY 8, 1987 THROUGH JUNE 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                            Preferred Stock       Capital Stock      Paid-in    Development  Comprehensive  Stockholders'   Income
                            Shares     Amount    Shares    Amount    Capital       Stage     Income (Loss)     Equity        (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
      December 31, 2001            -         -          -        -           -      (67,250)             -        (67,250)  (67,250)
   Other comprehensive
      income (loss)
      Unrealized loss on
      securities                   -         -          -        -           -            -         (2,992)        (2,992)   (2,992)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (70,242)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31, 2001    296,300       296  6,414,149    6,414   1,844,503   (1,801,987)        (2,992)        46,234

Additional contributed
   capital                         -         -          -        -      24,000            -              -         24,000
Comprehensive income:
   Net loss for the year
      ended December 31,
      2002                         -         -          -        -           -      (58,689)             -        (58,689)  (58,689)
   Other comprehensive
      income (loss)
      Unrealized loss on
      securities                   -         -          -        -           -            -         (6,840)        (6,840)   (6,840)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (65,529)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31, 2002    296,300       296  6,414,149    6,414   1,868,503   (1,860,676)        (9,832)         4,705
   Other comprehensive
      income (loss)
      Realized loss on
      securities                   -         -          -        -           -            -          9,832          9,832     9,832
   Net loss for the year
      ended December 31,
      2003                         -         -          -        -           -      (68,152)             -        (68,152)  (68,152)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -   (58,320)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2003                      296,300  $    296  6,414,149    6,414   1,868,503   (1,928,828)             -        (53,615)
   Stock issued for
      Related party debt           -         -  2,162,162    2,162      77,838            -              -         80,000
   Stock issued
      for assets                   -         -  1,000,000    1,000   4,999,000            -              -      5,000,000
   Stock issued
      for services                 -         -    100,000      100       4,600            -              -          4,700
   Net loss for the year
      ended December 31,
      2004                         -         -          -        -           -     (367,201)             -       (367,201)
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -  (367,201)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2004                      296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,296,029)             -  $   4,663,884

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR THE PERIOD
            FROM DATE OF INCEPTION MAY 8, 1987 THROUGH JUNE 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                             Preferred Stock       Capital Stock    Paid-in     Development  Comprehensive  Stockholders'   Income
                            Shares     Amount    Shares    Amount    Capital       Stage     Income (Loss)     Equity        (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
   Net Loss for the Six
      Months Ended June
      30, 2005                     -         -          -        -           -     (115,434)             -       (115,434) (115,434)
   Unrealized Loss on
      Securities                   -         -          -        -           -            -        (18,129)       (18,129)  (18,129)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -  (133,563)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - June 30, 2005      296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,411,463) $     (18,129) $   4,530,321
                          ==========  ========  =========  =======  ==========  ===========  =============  =============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION
------  ---------------------

        The interim financial statements at June 30, 2005 and for the three month and six month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 2005 and 2004, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3  GOING CONCERN
------  --------------

        The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $115,434, negative working capital of $369,679 for the period ended June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

General

Management is formulating the basis for acquisitions to complete its previously announced business plan. Additional opportunities have arisen that may allow the Company to expand the scope of business operations and more readily allow it to acquire the capital it requires. No actual operations other than these have been performed and none are anticipated until the first quarter of 2006.

Results of Operations

There were no revenues for the three and six months ended June 30, 2005 or the three and six months ended June 30, 2004.

General and administrative expenses increased for the three and six months ended June 30, 2005 compared to the same periods in 2004. These expenses were $69,284 and $128,942 for the three and six months ended June 30, 2005 and $16,417 and $30,625 for the same periods in 2004, respectively. The increase for the three months ended June 30, 2005 over the same period in 2004 came from an increase of $7,800 in office expenses, $37,500 in wages, $5,700 in advertising and $3,527 in employee benefits. The increase for the six months ended June 30, 2005 came from increases of $75,000 in wages, $15,600 in office expenses, $5,700 in advertising and $3,527 in employee benefits.

For the three and six months ended June 30, 2005 we recorded net losses of $60,121 and $115,434, respectively. This compares with a net loss $16,417 and $30,625 during the corresponding prior periods in 2004. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005 and 2006.

Liquidity

During the six months ended June 30, 2005, the Company's working capital decreased. The Company received a loan of $289,000 during the six months ended June 30, 2005. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first two quarters of 2005 and 2004. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Change in Securities

      No changes in securities have occurred since the Company's last report as of March 31, 2005.

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