Form 10QSB
period 2005-09-30
POWER SAVE INTERNATIONAL INC
filed 2005-11-15
CIK 1110480

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended SEPTEMBER 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to

                          Commission File No. 333-33890

                         POWER SAVE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       88-0227424
-------------------------------             ------------------------------------
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

      Yes [ ] No [X]

                         POWER SAVE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PAGE(S)     3      PART I - FINANCIAL INFORMATION

PAGE(S)     3      ITEM 1. FINANACIAL STATEMENTS

PAGE(S)     4      CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE(S)     5      CONDENSED STATEMENTS OF OPERATION'S FOR THE THREE AND NINE
                      MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE(S)    6-7     CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                      SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE(S)   8-11     CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE
                      MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FROM INCEPTION MAY 8, 1987 THROUGH THE PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

PAGE(S)    12      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30,
                      2005 (UNAUDITED)

PAGE(S)  13-14     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION

PAGE(S)  14-15     ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)    15      PART II - OTHER INFORMATION

PAGE(S)    15      ITEM 1. LEGAL PROCEEDINGS

PAGE(S)    15      ITEM 2. CHANGES IN SECURITIES

PAGE(S)    15      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)    15      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)    15      ITEM 5. OTHER INFORMATION

PAGE(S)    15      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                        (a) Exhibits

PAGE(S)  17-18     CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to Power Save International, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 300 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
   Cash                                                                             $      6,967
   Note receivable                                                                        15,000
   Available for sale securities                                                          13,605
                                                                                    ------------
CURRENT ASSETS                                                                            35,572

   Inventory                                                                           4,000,000
   Investment                                                                            500,000
   Intellectual property                                                                 400,000
                                                                                    ------------
TOTAL ASSETS                                                                        $  4,935,572
                                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                 $    173,598
   Wages payable                                                                          42,780
   Loans -related parties                                                                  1,805
   Current loan payable                                                                  289,000
                                                                                    ------------

         Total Current Liabilities                                                       507,182
                                                                                    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 50,000,000 shares authorized; $.001 Par Value; 296,300 shares
      issued and outstanding                                                                 296
   Capital stock, $.001 Par Value; 50,000,000 shares authorized; 9,676,311 shares
      issued and outstanding                                                               9,676
   Additional paid-in capital                                                          6,949,941
   Deficit accumulated during the development stage                                   (2,479,046)
   Accumulated other comprehensive loss                                                  (52,477)
                                                                                    ------------

         Total Stockholders' Equity                                                    4,428,390
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                                        $  4,935,572
                                                                                    ============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           For the       For the       For the       For the
                                            Three         Three          Nine         Nine
                                            Months        Months        Months        Months      Inception
                                            Ended         Ended         Ended         Ended        through
                                          September     September     September     September     September
                                           30, 2005      30, 2004      30, 2005      30, 2004      30, 2005
                                         -----------   -----------   -----------   -----------   ------------
NET SALES                                $         -   $         -   $         -   $         -   $    591,656

COST OF SALES                                      -             -             -             -        352,207
                                         -----------   -----------   -----------   -----------   ------------

GROSS MARGIN                                       -             -             -             -        239,449
                                         -----------   -----------   -----------   -----------   ------------

EXPENSES
   Research and Development                        -             -             -             -        119,554
   Reserve Against Product Rights                  -             -             -             -        244,000
   Impairment of Intellectual Property             -             -             -             -        100,000
   Depreciation and Amortization                   -             -             -             -        550,510
   General and Administrative
      Expenses                                37,737         7,967       166,679        38,592      1,438,630
                                         -----------   -----------   -----------   -----------   ------------

TOTAL OPERATING EXPENSES                      37,737         7,967       164,892        38,592      2,452,694
                                         -----------   -----------   -----------   -----------   ------------

NET LOSS FROM OPERATIONS                     (37,737)       (7,967)     (164,892)      (38,592)    (2,213,245)
                                         -----------   -----------   -----------   -----------   ------------

OTHER INCOME (EXPENSE)
   Gain (loss) on Sale of Marketable
      Securities                             (29,857)            -       (15,096)            -        152,110
   Write down of Marketable
      Securities                                   -             -             -             -       (364,326)
   Nonrefundable Option Income                     -             -             -             -         23,000
   Interest Expense                                -             -        (1,264)            -       (116,398)
   Dividend and Interest Income                   11             -            22             -         13,026
   Other Income                                    -             -             -             -          1,684
   Forgiveness of Debt                             -             -             -             -         25,103
                                         -----------   -----------   -----------   -----------   ------------

TOTAL OTHER INCOME (LOSS)                    (29,846)            -       (16,338)            -       (265,801)
                                         -----------   -----------   -----------   -----------   ------------

NET LOSS BEFORE INCOME TAXES                 (67,583)       (7,967)     (183,017)      (38,592)    (2,479,046)
                                         -----------   -----------   -----------   -----------   ------------

PROVISION FOR INCOME TAXES                         -             -             -             -              -
                                         -----------   -----------   -----------   -----------   ------------

NET LOSS                                 $   (67,583)  $    (7,967)  $  (183,017)  $   (38,592)  $ (2,479,046)
                                         -----------   -----------   -----------   -----------   ------------

BASIC AND DILUTED
   LOSS PER SHARE                        $     (0.01)  $         -   $     (0.02)  $         -   $      (0.26)
                                         -----------   -----------   -----------   -----------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING        9,676,311     6,414,149     9,676,311     6,414,149      9,676,311
                                         ===========   ===========   ===========   ===========   ============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the Nine      For the Nine        Inception
                                                           Months Ended      Months Ended         Through
                                                           September 30,     September 30,     September 30,
                                                               2005              2004              2005
                                                          --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $     (183,017)   $      (38,592)       (2,479,046)
   Adjustments to reconcile net loss from net cash
      used in operating activities:
      Depreciation and amortization                                    -                 -           550,510
      Impairment of Intellectual Property                              -                 -           100,000
      Common Stock Issued for Lease                                    -                 -           225,000
      Common Stock Issued for Services                                 -                 -             4,700
      (Gain) Loss on Sale of Securities                           29,857                 -          (137,349)
      Write down of Marketable Securities                              -                 -           364,326
      Contributed Interest                                             -                 -            70,018
      Contributed Rent and Officer Compensation                        -                 -           110,000
      Reserve against Assets and Liabilities                           -                 -           244,000
   Changes in Assets and Liabilities:
      Increase (Decrease) in Accounts and Loans Payable          (26,315)           38,592            59,058
      Increase in Accrued Interest                                     -                 -            32,382
      Increase (Decrease) in Wages Payable                         8,025                 -            45,525
      Increase (Decrease) in Advances from Shareholder                 -                 -            93,863
                                                          --------------    --------------    --------------

         Net Cash Used By Operating Activities                  (171,450)                -          (717,013)
                                                          --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Product Rights, Development Costs and Intangibles                   -                 -          (244,000)
   Purchase of Fixed Assets                                            -                 -           (15,478)
   Notes Receivable                                              (15,000)                -           (15,000)
   Increase in Organization Costs                                      -                 -           (36,408)
   Purchase of Marketable Securities                            (301,617)                -          (321,673)
   Proceeds from Sale of Marketable Securities                   205,679                 -           609,945
                                                          --------------    --------------    --------------
         Net Cash Provided  By  Investing Activities            (110,938)                -           (22,614)
                                                          --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Common Stock, net                         -                 -           369,212
   Proceeds from Debt                                            289,000                 -           289,000
   Contributed Capital                                                 -                 -            88,382
                                                          --------------    --------------    --------------

         Net Cash Provided By Financing Activities               289,000                 -           746,594
                                                          --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH                                    6,612                 -             6,967

CASH - BEGINNING OF PERIOD                                           355                 -                 -
                                                          --------------    --------------    --------------

CASH - END OF PERIOD                                      $        6,967    $            -             6,967
                                                          ==============    ==============    ==============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine      For the Nine        Inception
                                                          Months Ended      Months Ended         Through
                                                          September 30,     September 30,     September 30,
                                                              2005              2004              2005
                                                         --------------    --------------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Stock Issued In Exchange for Goods and Services and
   Marketable Securities                                 $            -    $            -    $    6,185,900
                                                         ==============    ==============    ==============

   Stock Issued In Exchange for License Fee              $            -    $            -    $      500,000
                                                         ==============    ==============    ==============

   Cash Paid for Interest                                $            -    $            -    $        1,302
                                                         ==============    ==============    ==============

   Cash Paid for Income Taxes                            $            -    $            -    $            -
                                                         ==============    ==============    ==============

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR THE PERIOD
          FROM DATE OF INCEPTION MAY 8, 1987 THROUGH SEPTEMBER 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional  During the       Other          Total       hensive
                             Preferred Stock       Capital Stock      Paid-in    Development Comprehensive  Shareholders    Income
                             Shares    Amount     Shares    Amount    Capital      Stage     Income (Loss)     Equity        (Loss)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Issuance of shares for
   cash May 1987                   -  $      -    100,000  $   100  $    2,900            -              -  $       3,000
Issuance of shares for
   cash August 1987                -         -     63,433       63     279,877            -              -        279,940
Issuance of shares for
   product rights and
   other intangible
   assets                          -         -         33        -           -            -              -              -
Sale of shares to the
   public for $.30 per
   share-restated                  -         -     74,334       74      22,226            -              -         22,300
Deferred offering costs            -         -          -        -      (7,892)           -              -         (7,892)
Exchange of shares
   regarding pooling of
   interest of
   subsidiaries:
   Cancellation                    -         -    (63,467)     (63)         63            -              -              -
   Re-issuance                     -         -    396,767      397        (397)           -              -              -
Issuance of shares for
   services                        -         -     30,500       31         884            -              -            915
Cancellation of
   shares-former officer           -         -    (30,000)     (30)     (9,970)           -              -        (10,000)
Issuance of shares to
   A.P.S.I. merger                 -         -  5,144,000    5,144      39,856            -              -         45,000
Issuance of shares for
   prepaid lease and
   working capital                 -         -    449,000      449     249,551            -              -        250,000
Issuance of shares for
   services                        -         -     95,000       95       2,755            -              -          2,850
Conversion of debt to
   preferred stock            50,000        50          -        -     499,950            -              -        500,000
Exchange of preferred
   shares for oil and
   gas properties          2,000,000     2,000          -        -   9,998,000            -              -     10,000,000
Issuance of shares for
   services                        -         -    154,549      154       4,483            -              -          4,637
Additional contributed
   capital                         -         -          -        -      70,318            -              -         70,318
Net Loss from inception
   through December 31,
   1996                            -         -          -        -           -     (979,024)             -       (979,024) (979,024)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31,
   1996                    2,050,000     2,050  6,414,149    6,414  11,152,604     (979,024)             -     10,182,044
Net Loss for the year
   ended December 31,
   1997                                                                             (53,554)             -        (53,554)  (53,554)
                           ---------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31,
   1997                    2,050,000     2,050  6,414,149    6,414  11,152,604   (1,032,578)             -     10,128,490

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR THE PERIOD
          FROM DATE OF INCEPTION MAY 8, 1987 THROUGH SEPTEMBER 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                  Compre-
                                                                    Additional   During the      Other          Total      hensive
                             Preferred Stock       Capital Stock      Paid-in   Development  Comprehensive  Shareholders    Income
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

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR THE PERIOD
          FROM DATE OF INCEPTION MAY 8, 1987 THROUGH SEPTEMBER 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                            Preferred Stock       Capital Stock      Paid-in    Development  Comprehensive  Shareholders    Income
                            Shares     Amount    Shares    Amount    Capital       Stage     Income (Loss)     Equity       (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
   Other comprehensive
      income (loss)
      Unrealized loss on
         securities                -         -          -        -           -            -         (2,992)        (2,992)   (2,992)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (70,242)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------
Balance-December 31, 2001    296,300       296  6,414,149    6,414   1,844,503   (1,801,987)        (2,992)        46,234

Additional contributed
   capital                         -         -          -        -      24,000            -              -         24,000
Comprehensive income:
   Net loss for the year
      ended December 31,
      2002                         -         -          -        -           -      (58,689)             -        (58,689)  (58,689)
   Other comprehensive
      income (loss)
      Unrealized loss on
         securities                -         -          -        -           -            -         (6,840)        (6,840)   (6,840)
                                                                                                                           --------
Comprehensive income
   (loss)                          -         -          -        -           -            -              -              -   (65,529)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance-December 31, 2002    296,300       296  6,414,149    6,414   1,868,503   (1,860,676)        (9,832)         4,705
   Other comprehensive
      income (loss)
      Realized loss on
         securities                -         -          -        -           -            -          9,832          9,832     9,832
   Net loss for the year
      ended December 31,
      2003                         -         -          -        -           -      (68,152)             -        (68,152)  (68,152)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -   (58,320)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2003                      296,300  $    296  6,414,149    6,414   1,868,503   (1,928,828)             -        (53,615)
   Stock issued for
      Related party debt           -         -  2,162,162    2,162      77,838            -              -         80,000
   Stock issued
      for assets                   -         -  1,000,000    1,000   4,999,000            -              -      5,000,000
   Stock issued
      for services                 -         -    100,000      100       4,600            -              -          4,700
   Net loss for the year
      ended December 31,
      2004                         -         -          -        -           -     (367,201)             -       (367,201)
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -  (367,201)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - December 31,
   2004                      296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,296,029)             -  $   4,663,884
                          ==========  ========  =========  =======  ==========  ===========  =============  =============  ========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR THE PERIOD
          FROM DATE OF INCEPTION MAY 8, 1987 THROUGH SEPTEMBER 30, 2005

                                                                                  Deficit
                                                                                Accumulated   Accumulated                   Compre-
                                                                    Additional   During the      Other         Total        hensive
                             Preferred Stock       Capital Stock     Paid-in    Development  Comprehensive  Shareholders    Income
                            Shares     Amount    Shares    Amount    Capital       Stage     Income (Loss)     Equity        (Loss)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
   Net Loss for the Six
      Months Ended
      September 30, 2005           -         -          -        -           -     (183,017)             -       (183,017) (183,017)
   Unrealized Loss on
      Securities                   -         -          -        -           -            -        (52,477)       (52,477)  (52,477)
                                                                                                                           --------
   Comprehensive income
      (loss)                       -         -          -        -           -            -              -              -  (235,494)
                          ----------  --------  ---------  -------  ----------  -----------  -------------  -------------  --------
Balance - September 30,
   2005                      296,300  $    296  9,676,311  $ 9,676  $6,949,941  $(2,479,046)       (52,477) $   4,428,390
                          ==========  ========  =========  =======  ==========  ===========  =============  =============  ========

     See accompanying notes to the unaudited condensed financial statements.

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION
------  ---------------------

        The interim financial statements at September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month and nine month periods ended September 30, 2005 and 2004, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3  GOING CONCERN
------  -------------

        The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $183,017, negative working capital of $471,610 for the period ended September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2005 or the three and nine months ended September 30, 2004.

General and administrative expenses increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004. These expenses were $37,737 and $166,679 for the three and nine months ended September 30, 2005 and $7,967 and $38,592 for the same periods in 2004, respectively. The increase for the three months ended September 30, 2005 over the same period in 2004 came from an increase of $2,700 in office expenses, $2,700 in contract labor, $12,500 in wages, $6,686 in auditing fees and $1,763 in employee benefits. The increase for the nine months ended September 30, 2005 came from increases of $87,500 in wages, $13,300 in contract services, $6,686 in

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

auditing fees, $4,500 in office expenses, $5,700 in advertising and $7,054 in employee benefits.

For the three and nine months ended September 30, 2005 we recorded net losses of $67,583 and $183,017, respectively. This compares with a net loss $7,967 and $38,592 during the corresponding prior periods in 2004. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005 and 2006.

Liquidity

During the nine months ended September 30, 2005, the Company's working capital decreased. The Company received a loan of $289,000 during the nine months ended September 30, 2005. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

Item 3. Controls and Procedures

Based on an evaluation by Mr. Smith, the chief financial officer of the company, conducted as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no

                         POWER SAVE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken. The Company had no revenue during the first three quarters of 2005 and 2004. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Change in Securities

      No changes in securities have occurred since the Company's last report as of June 30, 2005.

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

Power Save International, Inc.

/s/ Russell L. Smith
-----------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 8th day of November 2005