Form 10KSB
period 2005-12-31
Beere Financial Equity Corp
filed 2006-05-02
CIK 1110480

================================================================================

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB
                                 _______________


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
                                             -----------------


[ ] TRANSIT5ION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                        Commission file number 333-033890

                                 _______________

                          BEERE FINANCIAL EQUITY CORP.
                      f/k/a Power Save International, Inc.
                                 _______________

            Nevada                                             11-3733135
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   7124 Brandywine Way, Columbia, MD                             21046
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number   (410) 290-5154


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


     Check whether (1)the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment on this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.      $ 0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $15,758,694

     State the number of shares outstanding of each of the classes of common equity, as of the last practicable date.

           9,576,311 common shares, par value $.001 at April 13, 2006

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB for the year ended December 31, 2004
Form 10-QSB for the quarter ended March 31, 2005
Form 10-QSB for the quarter ended June 30, 2005
Form 10-QSB for the quarter ended September 30, 2005
Form 8-K filed November 2005

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Business
         --------

         The predecessor company of Power Save was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc. In November 2005, Power Save International, Inc. merged with its subsidiary Beere Financial Equity Corp. with Beere Financial Equity Corp. as the surviving company after the merger. Beere Financial Equity Corp was formed in 2005 to be the financial services subsidiary.

         We have purchased $4,000,000 of inventory for resale, $500,000 in intellectual property and contract rights for the commercial truck leasing operations and a non controlling equity position in an internet service provider at a cost of $500,000. All of these acquisitions occurred during the fourth quarter of 2004. Because we have not used this asset and the model we have developed relating to same is unproven, therefore, it has been fully impaired with $400,000 in 2005 and $100,000 in 2004. During 2006 various divisions will be formed to include new acquisitions or operations of like kinds.

         We intend to use our truck leasing operations in one specific project in the Upper Peninsula of Michigan. While we await the contract for the sale of our inventory we have been actively seeking the purchase of a trucking operation in Michigan, other options include a possible joint venture with a large trucking company where we would supply the capital for the trucks to be operated in the venture.

         The company is actively seeking operating businesses to acquire and has been successful in that regard in 2006 as described in subsequent events section.

         The Company has negotiated a contract to provide oversight services and commission sales for the owner of a rock quarry in Michigan. This contract provides for the payment of 10% commissions on all sales of products from a mine site in the Upper Peninsula of Michigan up to 50,000,000 ton of rock. It also provides for a payment for oversight services of $0.50 per ton of all rock produced at the quarry with a minimum of one million ton per year and expected production of 5,000,000 ton per year for five years with a five year renewal option. This contract is expected to be completed by the seasonal opening date of the quarry on May 8, 2006.

         Competition
         -----------

         The commercial truck leasing operations are expected to be our largest revenue producer in fiscal 2006. After exhaustive efforts we have developed a model for the leasing long haul Class 8 trucks to independent drivers. This market has contracted over the last several years and calendar year 2005 found almost all of the major banks or truck manufacturer's financial leasing arms ceasing their independent driver leasing operations in favor of a fleet leasing model only. At this writing little independent leasing continues and the Company only knows of a small regional lessor in South Florida. Other competitors include certain truck manufacturers but they lease only their brand of trucks and so has little impact on leasing to drivers.

         Dependence on one supplier and customer
         ---------------------------------------

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

         Government regulation
         ---------------------

         The Company is not aware of any impact of current governmental regulation on the business model nor is it aware of any pending legislation. However, such regulation could be proposed at any time and could increase the risk factors for the Company, its investors or the potential new business.

         Costs of environmental compliance
         ---------------------------------

         The Company has not incurred nor does it expect to incur any environmental costs.

         Employees
         ----------

         The Company currently has one part-time and two full-time employees. This condition is expected to change significantly during the second quarter of 2006.

ITEM 2.  DESCRIPTION OF PROPERTY

         Real estate
         -----------

         The Company has one office location operating its primary office in Columbia, Maryland. The Company ceased operations in Florida during the second quarter of 2005 and in California in the fourth quarter of 2005.

         The Florida location was being phased out and was located with the prior President of the Company for which no rent was required to be paid during fiscal 2005.

         The California location was in offices that our former Company President maintains with an affiliate of his. The month-to-month rent was $2,600, which includes a private office, common area, secretarial assistance, telephone and meeting facilities and food for meetings. This arrangement ceased on October 31, 2005.

         The Maryland location is an executive office currently with a month-to-month rent of $2,200, which includes the common area space, utilities, secretarial assistance and a small private office. With demand expected to rise, we are seeking a larger permanent space to handle our home office functions, and all financial services operations. We expect to relocate our home office in Maryland before the end of 2006.

         Investments
         -----------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information
         ------------------

         The Company stock is currently traded on the Pink Sheets. Our common stock began trading in the fourth quarter of 2004 with a high of $5.00 and low of $.85. The Company has knowledge that a Form 15C-211 was filed and withdrawn in 2005 because we were a "blank check" company. A new filing will be done in the first quarter of 2006 with the completion of an acquisition that has revenue sufficient to cause us not to be a "blank check" company. Upon the effectiveness of this document the stock will be moved to trading on the Over the Counter Bulletin Board Quotation System and will post a bid and ask and have its limitation on trading on unsolicited orders only modified to allow trading of all types allowed. The Company has no knowledge of any reason that this should not be completed in a short time.

         Holders
         -------

         As of April 13, 2006, there were 45 shareholders of record of our common stock.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Plan of Operation
         -----------------

         The Company will now focus on a financial services model that includes purchasing investments in other corporations, purchasing hard assets for resale, truck leasing or leasing finance, resource recovery and sales of consumer goods. All of these activities will be operational in the second quarter of 2006.

         We intend to hire additional staff and/or contract labor to be utilized in our United States offices. The projected acquisitions would add more employees nationally and internationally.

         Our inventory has been approved for sale to the United States Government and we await a purchase order for the inventory with minimum net proceeds expected of $4,500,000.

         We are actively seeking additional acquisitions to enhance the corporation in various industries and services.

         Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Beere Financial Equity Corp or its predecessor has not generated any revenue from operations in its existence. It has had generated capital from the sale of securities held for resale in prior years.

         For the years ended December 31, 2005 and 2004, we had net losses of $764,701 and $367,201, respectively. In the years ended December 31, 2005 and 2004, general and administrative expenses of $273,946 and $267,201 plus $400,000 and $100,000 in impairment of intellectual property, respectively. In the year ended December 31, 2005 and 2004 there was interest expense of $15,958 and $0, interest income of $24 and $0 and a loss on the sale of marketable securities of $74,821 and $0. There was $50 in the stock brokerage account at December 31, 2005.

         Liquidity and Capital Resources
         -------------------------------

         The Company does not have sufficient cash to operate for the next twelve months. The Company is seeking to sell the inventory and to close on loans currently in negotiation. Our working capital has been received from Scott Balmer, a director and shareholder, Vision Energy Corp. of which our former Company President is a beneficial owner, and from Sweet Challenge, Inc. which our current President is a beneficial owner of. If these parties fail to fund operations, the Company or the loans or sales of inventory fail to close the Company is at risk of ceasing operations.

         Additional sources of capital may come from the operations of our newly formed financial services subsidiary and the financing on cash flows expected to start in the first quarter of 2006.

         Off-Balance Sheet Arrangements
         ------------------------------

         None.

ITEM 7.  FINANCIAL STATEMENTS.

List here all financial statements, which will be filed as part of this report.

         Report of Registered Public Accounting Firm
         Balance Sheet as of December 31, 2005

         Statements of Operations for the Years Ended December 31, 2005 and 2004 and from the Date of Inception

         Statement of Changes in Stockholder's Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2005 and 2004 and from the Date of Inception

         Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and from the Date of Inception

         Notes to Financial Statements

         31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its accountants, however due to various events including hurricanes in Florida and delays that were caused subsequent to them, the Company chose to change auditors to Semple and Cooper LLP in 2004. See Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC.

         There were no changes in the Company's Internal Controls or in other factors that have affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B. OTHER INFORMATION

         We intend to file for inclusion either on the American Stock Exchange or NASDAQ Small Cap Quotation System when we have met all of the criteria.

Subsequent Event

In January 2006, the Company acquired Classic Gems LLC, based in New York. The Company is currently negotiating for contracts with QVC, Home Shopping Network plus Gem and Jewelry TV. Additional outlets being pursued are through an e-mall in China and outlets on cruise ships and through other major jewelry resellers on a wholesale basis.

We are negotiating with mines in Montana, Brazil and Madagascar for the purchase of their production of semi precious stones including sapphires and topaz among other stones. We are seeking $1.6 million in funding for these projects.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the name of our current directors and executive officers during our last fiscal year and those who have subsequently resigned.

Name                       Position Held                                    Age    Election Year
----                       -------------                                    ---    -------------
Scott E. Balmer            Secretary/Treasurer and Director                 79          1988
Russell L. Smith (R)       President, Chief Financial Officer
                           and Director                                     58          2004
Norman J. Birmingham       President, Chief Financial Officer and Director  50          2005

(R) Resigned in 2005

Officers and directors hold office until the next annual meeting of shareholders.

SCOTT E. BALMER, CHAIRMAN OF THE BOARD AND SECRETARY/TREASURER

Scott E. Balmer, age 79, is our founder and has directed Power Save since 1988. He has spent in excess of 45 years in the HVAC industry and has designed equipment to fill a variety of niches in the marketplace. Since 1988, Mr. Balmer and his associates have concentrated on development of medium capacity combo system electric generating plants, cogeneration, and research and development of natural gas fueled systems. He is a creator of numerous unique designs in energy saving equipment including solar and geothermal energy systems.

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

RUSSELL L. SMITH, VICE CHAIRMAN, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Russell L. Smith, age 58, became Vice Chairman, President and Chief Financial Officer in September 2004 and a director in August 2004. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as President and a director of Vision Energy Group, Inc., a position he has held since 2005, he has been a director since 2002 when the company was known as Vision Energy Corp. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

NORMAN J. BIRMINGHAM, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Norman J. Birmingham, age 50, became President and Chairman of the Board of Directors in November 2005, he had the position of President, Chief Financial Officer and Director beginning in May 2004 and resigned in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB:
NMTX), from October 2004 to October 2005. He was Chief Financial Officer of NMTX from February 2004 until October 2005. He also served as the President and Director of the NMTX subsidiary; he was formerly Chief Financial Officer of AMS Systems, Inc. from February 2004 to October 2005. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2004 also serving as Chief Financial Officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an audit committee. The audit committee is the current members of the Board of Directors, Scott E. Balmer and Norman J. Birmingham qualify as "financial experts" as required through his previous responsibilities for preparing or being responsible the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding we will adhere to the policies required for inclusion.

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

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Mr. Smith did not receive compensation in our predecessor Power Save International, Inc. in 2005. Mr. Birmingham received $23,000 and $67,000 remains unpaid on the books and records of Beere Financial Equity Corp.

Any bonuses would be awarded by the Board of Directors following a review of our performance in the previous year and a judgment that such bonuses were warranted. The Board may also choose additional forms of compensation if our and the individual's performance both so warranted. The formula or criteria for determining bonuses past 2005 has not yet been established.

Compensation of Directors

None of our directors received any compensation for their services as a director during fiscal years 2004 and 2005. Officers serve at the discretion of the Board of Directors and are elected annually. No director is selected or serves pursuant to any special arrangement or contract

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable

Other Compensation

None.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated. The shares for all parties except Scott Balmer will be released from escrow upon the completion of payment to Mr. Balmer for these shares by Blue Flame Enterprises, Inc., and Ariadne Investments Ltd. Payments are being made monthly and are current as of this filing.




                                            Number of Shares       Percentage
Name                                      Beneficially Owned        of Class
----------------                          ------------------       --------
Scott Balmer                                    700,000                7.3%
Ariadne Investments Ltd. (1)                  2,162,162               22.3%
Vision Energy Corp. (1)                         700,000                7.3%
Russell Smith                                   100,000                1.0%
Blue Flame Enterprises, Inc.  (3)             2,751,404               28.4%
Sweet Challenge, Inc. (2)                           400                 .0%
Norman J. Birmingham                              2,975                 .0%
                                            -----------            -------
TOTAL                                         6,416,941               66.3%
                                            ===========            =======

------------
(1) These shares are beneficially owned by Russell Smith pursuant to his percentage in ownership of Ariadne Investments Ltd. and Vision Energy Corp.
(2)  These shares are beneficially owned by Norman J. Birmingham.
(3) These shares are beneficially owned by Norman J. Birmingham pursuant to his percentage ownership of Blue Flame Enterprises, Inc.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                              Percentage
                                        Number            Beneficially Owned
Name                                  of Shares               of Class
-----------------                  -------------            -----------

Scott Balmer                             700,000                    7.3%
Russell Smith                          2,862,162                   30.6%
Norman J. Birmingham                   2,754,779                   28.4%
                                   -------------            -----------
All directors and executive
Officers as a group                    6,148,379                   66.3%
                                   =============            ===========
Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

         The Company has consistently received loans from Scott Balmer. In August 2004, Mr. Balmer agreed to accept net assets of approximately $14,000 for his outstanding receivables and waive the interest that had accrued.

         The Company received $1,148 in additional monies from Mr. Balmer in the fourth quarter of 2004. Vision Energy Corp., a company operated by Russell L. Smith, contributed $45,396 in 2004 and received 2,162,162 restricted common shares for $80,000 of its debt in November 2004. These shares were assigned to a third party by Vision Energy Corp. No interest is to be paid on the remaining amounts.

         After becoming a shareholder in 2004, Sweet Challenge, Inc. contributed $289,000 in 2005 with $35,000 repaid. Norman Birmingham, the President of the Company contributed $47,479 in notes payable in 2004 to the Company. The Sweet Challenge, Inc. contributed accounts payable that is non interest bearing of $22,000 in 2005 and $91,600 in 2004. The total accounts payable for Sweet Challenge is expected to be paid in 2006.

         The Company received a loan from Generation Leasing LLC for $75,000 at 15% interest for six months due May 22, 2006. The interest was prepaid.

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

Code of Ethics

              The Company has adopted a code of ethics for its officers and directors and will provide a copy of them upon a written request from a shareholder if addressed to:

                  President
                  Beere Financial Equity Corp.
                  7124 Brandywine Way
                  Columbia, MD 21046

               The Company developed a web site in fiscal 2005 at beerefin.com.

ITEM 13. EXHIBITS.

Documents filed as part of this report

         Financial Statements.

         Independent Auditors' Reports

         Balance Sheet as of December 31, 2005

         Statements of Operations for the Years Ended December 31, 2005 and
         2004.

         Statement of Changes in Stockholders' Deficit and Comprehensive Income
         (Loss) for the Years Ended December 31, 2005 and 2004.

         Statement of Cash Flows for the Years Ended December 31, 2005 and 2004.

         Notes to the Financial Statements.

         31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Reports on Form 8-K

              On November 15, 2005 the Company filed a Form 8-K to announce the change of officers and company purchase with a closing schedule pending an audit which has not yet been completed.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

         During 2005 and 2004, we were billed by our accountants, Semple and Cooper LLP, approximately $22,500 and $19,5000 for audit fees, review fees and other reviews associated with our 10-KSB and 10-QSB and registration statement filings.

Non-Audit related fees
----------------------

None

Tax Fees
--------

During 2005 and 2004 we prepared our own tax returns and therefore paid no fee's.

All Other Fees
--------------

None

Audit Committee Pre-Approval Process, Policies and Procedures
-------------------------------------------------------------

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

                                              BEERE FINANCIAL EQUITY CORP

                                              /s/ Norman J. Birmingham
                                              ----------------------------------
                                              Norman J. Birmingham, President

                                              April 26, 2006
                                              --------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/ Russell L. Smith
                                              ----------------------------------
                                              Russell L. Smith, Chief Accounting
                                              Officer and Director

                                              /s/ Scott Balmer
                                              Scott Balmer, Director

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



Board of Directors and Stockholders
Beere Financial Equity Corp (A Development Stage Company)


We have audited the accompanying balance sheet of Beere Financial Equity Corp (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended and for the period from the date of inception, May 8, 1987 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beere Financial Equity Corp (A Development Stage Company) at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from the date of inception, May 8, 1987 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                                        /s/ Semple & Cooper, LLP


Phoenix, Arizona
April 26, 2006

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
CURRENT ASSETS

     Cash                                                             $    12,703
     Prepaid Expenses                                                       5,000
     Notes receivable                                                      15,000
                                                                      -----------
        Total Current Assets                                               32,703
                                                                      -----------

     Inventory                                                          4,000,000
     Investment                                                           500,050
                                                                      -----------
      Total Other Assets                                                4,500,050
                                                                      -----------

TOTAL ASSETS                                                          $ 4,532,753
                                                                      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
   Notes Payable - related parties                                    $   255,805
    Notes Payable                                                          75,000
    Accounts Payable                                                       34,190
    Accounts Payable - related parties                                    158,253
    Wages Payable                                                         110,425
                                                                      -----------
         Total Current Liabilities                                        633,673
                                                                      -----------

STOCKHOLDER'S EQUITY / (DEFICIT)
    Preferred stock; 50,000,000 shares authorized; $.001 Par Value;
      296,300 shares issued and outstanding                                   296
    Capital stock, $.001 Par Value; 50,000,000 shares authorized;
      9,676,311 shares issued and outstanding                               9,676
    Additional paid-in capital                                          6,949,941
    Unrecognized loss on investments                                         (103)
    Deficit accumulated during the development stage                   (3,060,730)
                                                                      -----------

      Total Stockholders' Equity                                        3,899,080
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 4,532,753
                                                                      ===========

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005

                                                  For the Year   For the Year   Cumulative
                                                     Ended          Ended         During
                                                  December 31,   December 31,   Development
                                                     2005           2004           Stage
                                                  -----------    -----------    -----------
NET SALES                                         $        --    $        --    $   591,656

COST OF SALES                                              --             --        352,207
                                                  -----------    -----------    -----------

Gross Margin                                               --             --        239,449
                                                  -----------    -----------    -----------

EXPENSES
   Research and Development                                --             --        119,554
   Reserve Against Product Rights                          --             --        244,000
   Impairment of Intellectual Property                400,000        100,000        500,000
   Depreciation and Amortization                           --             --        550,510
   General and Administrative Expenses                273,946        267,201      1,545,897
                                                  -----------    -----------    -----------

TOTAL OPERATING EXPENSES                              673,946        367,201      2,959,961
                                                  -----------    -----------    -----------

Net Loss from Operations                             (673,946)      (367,201)    (2,720,512)
                                                  -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Gain (loss) On Sale of Marketable Securities       (74,821)            --         92,385
   Write down of Marketable Securities                     --             --       (364,326)
   Nonrefundable Option Income                             --             --         23,000
   Interest Expense                                   (15,958)            --       (131,092)
   Interest Income                                         24             --             24
   Dividend Income                                         --             --         13,004
   Forgiveness of Debt                                     --             --         25,103
   Other Income                                            --             --          1,684
                                                  -----------    -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                          (90,755)            --       (340,218)
                                                  -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES                         (764,701)      (367,201)    (3,060,730)

    Provisions for Income Taxes                            --             --             --
                                                  -----------    -----------    -----------

NET LOSS                                          $  (764,701)   $  (367,201)   $(3,060,730)
                                                  ===========    ===========    ===========

LOSS PER SHARE - BASIC AND DILUTED                $     (0.08)   $     (0.05)   $     (0.46)
                                                  -----------    -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                 9,676,311      6,795,341      6,609,520
                                                  ===========    ===========    ===========



    The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005

                                                                                                    Accumulated
                                                                                          Deficit     Other
                                                                                        Accumulated   Compre-               Compre-
                                  Preferred Stock        Capital Stock       Additional  During the   hensive    Total      hensive
                               ---------------------  --------------------    Paid in   Development   Income  Shareholders  Income
Income (Loss)                    Shares      Amount     Shares     Amount     Capital      Stage      (Loss)     Equity     (Loss)
                               ----------   --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Issuance of shares for
 cash May 1987                         --   $     --     100,000  $    100  $     2,900          --       --  $    3,000         --
Issuance of shares for
 cash August 1987                      --         --      63,433        63      279,877          --       --     279,940         --
Issuance of shares for
 product rights and other
 intangible assets                     --         --          33        --           --          --       --          --         --
Sale of shares to the public
 for $.30 per share-restated           --         --      74,334        74       22,226          --   22,300          --
Deferred offering costs                --         --          --        --       (7,892)         --       --      (7,892)        --
Exchange of shares regarding
 pooling of interest of
 subsidiaries:
  Cancellation                         --         --     (63,467)      (63)          63          --       --          --         --
  Re-issuance                          --         --     396,767       397         (397)         --       --          --         --
Issuance of shares for services        --         --      30,500        31          884          --       --         915         --
Cancellation of shares-former
 officer                               --         --     (30,000)      (30)      (9,970)         --       --     (10,000)        --
Issuance of shares to A.P.S.I
 merger                                --         --   5,144,000     5,144       39,856          --       --      45,000         --
Issuance of shares for prepaid
 lease and  working capital            --         --     449,000       449      249,551          --       --     250,000         --
Issuance of shares for services        --         --      95,000        95        2,755          --       --       2,850         --

Conversion of debt to
 preferred  stock                  50,000         50          --        --      499,950          --       --     500,000         --
Exchange of preferred shares
 for oil and gas properties     2,000,000      2,000          --        --    9,998,000          --       --  10,000,000         --
Issuance of shares for
 services                              --         --     154,549       154        4,483          --       --       4,637         --
Additional contributed capital         --         --          --        --       70,318          --       --      70,318         --
Net Loss from inception
 through December 31, 1996             --         --          --        --           --    (979,024)      --    (979,024)  (979,024)
                               ----------   --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance-December 31, 1996       2,050,000      2,050   6,414,149     6,414   11,152,604    (979,024)      --  10,182,044         --
Net Loss for the year ended
 December 31, 1997                     --         --          --        --           --     (53,554)      --     (53,554)   (53,554)
                               ----------   --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance -December 31, 1997      2,050,000      2,050   6,414,149     6,414   11,152,604  (1,032,578)      --  10,128,490         --


    The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005

                                                                                                   Accumulated
                                                                                          Deficit     Other
                                                                                        Accumulated   Compre-               Compre-
                                 Preferred Stock         Capital Stock       Additional  During the   hensive    Total      hensive
                             -----------------------  --------------------    Paid in   Development   Income  Shareholders  Income
Income (Loss)                   Shares       Amount     Shares     Amount     Capital      Stage      (Loss)     Equity     (Loss)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Additional contributed capital       --           --          --        --       24,000          --       --      24,000         --
Cancellation of preferred
 shares for oil and gas
 properties and other
 outstanding preferred
 shares                      (2,050,000)      (2,050)         --        --   (9,997,950)         --       -- (10,000,000)        --
Net loss for the year ended
 December 31, 1998                   --           --          --        --           --    (315,441)      --    (315,441)  (315,441)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance- December 31, 1998           --           --   6,414,149     6,414    1,178,654  (1,348,019)      --    (162,951)        --
Additional contributed capital       --           --          --        --       35,545          --       --      35,545         --
Issuance of preferred shares
 for marketable securities      296,300          296          --        --      592,304          --       --     592,600         --
Comprehensive income:
  Net loss for the year ended
   December 31, 1999                 --           --          --        --           --     (98,337)      --     (98,337)   (98,337)
  Other comprehensive income
  (loss)
    Unrealized gain on securities    --           --          --        --           --          --  339,060     339,060    339,060
                                                                                                                          ---------
Comprehensive income                 --           --          --        --           --          --       --          --    240,723
                              ---------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance-December 31, 1999       296,300          296   6,414,149     6,414    1,806,503  (1,446,356) 339,060     705,917         --

Additional contributed capital       --           --          --        --       14,000          --       --      14,000         --
Comprehensive income:
  Net loss for the year ended
   December 31, 2000                 --           --          --        --           --    (288,381)      --    (288,381)  (288,381)
Other comprehensive income (loss)
    Unrealized loss on securities    --           --          --        --           --          -- (339,060)   (339,060)  (339,060)
                                                                                                                          ---------
Comprehensive income (loss)          --           --          --        --           --          --       --          --   (627,441)
                               ----------   --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance-December 31, 2000       296,300          296   6,414,149     6,414    1,820,503  (1,734,737)      --      92,476         --
Additional contributed capital       --           --          --        --       24,000          --       --      24,000         --
Comprehensive income:
  Net loss for the year ended
   December 31, 2001                 --           --          --        --           --     (67,250)      --     (67,250)   (67,250)
 Other comprehensive income (loss)
    Unrealized loss on securities    --           --          --        --           --          --   (2,992)     (2,992)    (2,992)
                                                                                                                          ---------
Comprehensive income (loss)          --           --          --        --           --          --       --          --    (70,242)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------



    The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005

                                                                                                   Accumulated
                                                                                          Deficit     Other
                                                                                        Accumulated   Compre-               Compre-
                                 Preferred Stock         Capital Stock       Additional  During the   hensive    Total      hensive
                             -----------------------  --------------------    Paid in   Development   Income  Shareholders  Income
Income (Loss)                   Shares       Amount     Shares     Amount     Capital      Stage      (Loss)     Equity     (Loss)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance-December 31, 2001       296,300          296   6,414,149     6,414    1,844,503  (1,801,987)  (2,992)     46,234         --

Additional contributed capital       --           --          --        --       24,000          --       --      24,000         --
Comprehensive income:
  Net loss for the year ended
   December 31, 2002                 --           --          --        --           --          --  (58,689)         --    (58,689)
(58,689)
  Other comprehensive income
    (loss) Unrealized loss on
    securities                       --           --          --        --           --          --   (6,840)     (6,840)    (6,840)

Comprehensive income (loss)          --           --          --        --           --          --       --          --    (65,529)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
  Balance-December 31, 2002     296,300          296   6,414,149     6,414    1,868,503  (1,860,676)  (9,832)      4,705         --
  Other comprehensive income
  (loss) Realized loss on
  securities                         --           --          --        --           --          --    9,832       9,832      9,832
  Net loss for the year ended
    December 31, 2004                --           --          --        --           --     (68,152)      --     (68,152)   (68,152)

  Comprehensive income (loss)        --           --          --        --           --          --       --          --    (58,320)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance - December 31, 2003     296,300     $    296   6,414,149     6,414    1,868,503  (1,928,828)      --     (53,615)        --
  Stock issued for
   Related party debt                --           --   2,162,162     2,162       77,838          --       --      80,000         --
  Stock issued for assets            --           --   1,000,000     1,000    4,999,000          --       --   5,000,000         --
  Stock issued for services          --           --     100,000       100        4,600          --       --       4,700         --
  Net loss for the year ended
    December 31, 2004                --           --          --        --           --    (367,201)      --    (367,201)  (367,201)
                                                                                                                          ---------
  Comprehensive income (loss)        --           --          --        --           --          --       --          --   (367,201)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance - December 31, 2004     296,300          296   9,676,311     9,676    6,949,941  (2,296,029)      --   4,663,884         --

  Net loss for the year ended
    December 31, 2005                --           --          --        --           --    (764,701)      --    (764,701)  (764,701)
  Other comprehensive income (loss)
    Unrecognized (loss)              --           --          --        --           --          --     (103)       (103)      (103)
                                                                                                                          ---------
  Comprehensive income (loss)        --           --          --        --           --          --       --          --   (764,804)
                             ----------     --------  ----------  --------  -----------  ----------  -------  ----------  ---------
Balance - December 31, 2005     296,300          296   9,676,311  $  9,676  $ 6,949,941 $(3,060,730)    (103) $3,899,080         --
                              =========     ========  ==========  ========  =========== ===========  =======  ==========  =========



     The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005

                                                                                                    Cumulative
                                                                                                      During
                                                                                                   Development
                                                                         2005           2004          Stage
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                            $  (764,701)   $  (367,201)   $(3,060,730)
 Adjustments to reconcile net loss from net cash used in operating activities:
    Depreciation and Amortization                                             --             --        550,510
    Impairment of Intellectual Property                                  400,000        100,000        500,000
    Common Stock Issued for Lease                                             --             --        225,000
    Common Stock Issued for Services                                          --          4,700          4,700
    Gain  (loss)on Sale of Securities                                    (16,995)            --       (184,201)
    Write down of Marketable Securities                                   16,842             --        381,168
    Contributed Interest                                                      --             --         70,018
    Contributed Rent and Officer Compensation                                 --             --        110,000
    Reserve Against Assets and Liabilities                                    --             --        244,000
 Changes in Assets and Liabilities:
    (Increase) in Other Current Assets                                    (5,000)            --         (5,000)
    Increase in Accounts Payable                                           2,299         32,414         87,672
    Increase (Decrease)in Accrued Interest                                    --             --         32,382
    Increase (Decrease) in Wages Payable                                  72,925         37,500        110,425
    Increase (Decrease) in Advances from Shareholder, net                 (7,022)       112,942         86,841
                                                                     -----------    -----------    -----------

       Net Cash Used In Operating Activities                            (301,652)       (79,645)      (847,215)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Product Rights, Development Costs and Intangibles                           --             --       (244,000)
  Increase in Organization Costs                                              --             --        (36,408)
  Payments  for Notes Receivable                                         (15,000)            --        (15,000)
  Purchase of Marketable Securities                                           --             --        (20,056)
  Proceeds from Sale of Marketable Securities                                 --             --        404,266
  Purchase of Fixed Assets                                                    --             --        (15,478)
                                                                     -----------    -----------    -----------

        Net Cash Provided by (Used) in Investing Activities              (15,000)            --         73,324
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Notes Payable                                           364,000             --        364,000
   Payments on Notes Payable                                             (35,000)            --        (35,000)
   Proceeds from Issuance of Common Stock, net                                --          3,162        369,212
  Contributed Capital                                                         --         76,838         88,382
                                                                     -----------    -----------    -----------

       Net Cash Provided By Financing Activities                         329,000         80,000        786,594
                                                                     -----------    -----------    -----------

     The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 AND FOR THE
     PERIOD FROM THE DATE OF INCEPTION MAY 8, 1987 THROUGH DECEMBER 31, 2005


                                                                                                    Cumulative
                                                                                                      During
                                                                                                   Development
                                                                         2005           2004          Stage
                                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                          12,348             355         12,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            355              --             --
                                                                   ------------     -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     12,703     $       355     $   12,703
                                                                   ============     ===========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Stock Issued In Exchange for Goods and Services, Marketable
    Securities, and Debt                                           $         --     $ 5,084,700     $6,185,900
                                                                   ============     ===========     ==========

  Stock Issued In Exchange for License Fee                         $         --     $        --     $  500,000
                                                                   ============     ===========     ==========

  Cash Paid for Interest                                           $        625     $               $     1927
                                                                   ============     ===========     ==========

  Cash Paid for Income Taxes                                       $         --     $        --     $       --
                                                                   ============     ===========     ==========



















     The Accompanying Notes are an Integral Part of the Financial Statements

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

         The predecessor company of Power Save was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc. In November 2005 Power Save International, Inc. merged with its subsidiary Beere Financial Equity Corp. with Beere Financial Equity Corp. as the surviving company after the merger.

         The Company was unsuccessful in its attempts to raise capital for its prior operations and has chosen to change its business model. The Company will now focus on a financial services model that includes purchasing investments in other corporations, purchasing hard assets for resale, commercial truck leasing and internet sales functions. All of these activities will be operational in 2006.

         We have purchased $4,000,000 of inventory for resale, $500,000 in intellectual property and contract rights for the commercial truck leasing operations and a non controlling equity position in an internet service provider at a cost of $500,000. The value of the commercial truck leasing operations has been fully impaired with $400,000 in 2005 and $100,000 in 2004. All of these acquisitions occurred during the fourth quarter of 2004. During 2006 various divisions will be formed to include new acquisitions or operations of like kinds.

         We intend to use our truck leasing operations in one specific project in the Upper Peninsula of Michigan. While we await the contract for the sale of our inventory we have been actively seeking the purchase of a trucking operation in Michigan, other options include a possible joint venture with a large trucking company where we would supply the capital for the trucks to be operated in the venture.

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

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


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

ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 2005 and 2004 the Company had advertising costs of $5,700 and $15,000, respectively.

LOSS PER SHARE DATA

Net loss per common share for the years ended December 31, 2005 and 2004 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The continued losses of the Company are anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including accounts receivable and payable, notes receivable and payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (`FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires, among other things, that all share-based payments to employees, including grants of stock

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2004. The adoption of this statement did not have a material effect on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Standard amends Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2004. The adoption of this Statement did not have a material impact on our financial condition or results of operations.

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

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


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


INVESTMENT

Investments consisted of common stock. Investments are stated at their purchase price as the Company does not have the ability to exercise significant influence over the investee's operating and financial policies.

INTELLECTUAL PROPERTY

  The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company's intangible assets will be subject to amortization when put into productive use.

Intellectual Property consists of the lease documents and agreements between Freightliner, Inc. and the Company for the purchase of Class 8 trucks. The intellectual property was impaired by $500,000 making it fully impaired as the Company determined that it would not be able to recover the full purchase price.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


of liabilities in the normal course of business. The Company incurred net losses of $764,701 and $367,201 for the years ended December 31, 2005 and 2004, respectively. Additionally, the Company has incurred losses of $3,060,730 from inception through December 31, 2005. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through December 31, 2005, the Company did not have any net income from operations. At the current time, the Company has assets of $4,532,753 and $633,673 in liabilities.

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

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


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

At December 31, 2005, the long-term deferred tax asset consists of the following:

                                     2005
                                  ---------
Net Operating Loss Carryforward     886,403
Contribution Carryforward                68
                                  ---------
                                    886,471
Less: Valuation Allowance          (886,471)
                                  ---------
                                  $      --
                                  =========

The Company has established a valuation allowance of the full amount of the net deferred tax asset primarily due to the uncertainty in the utilization of the net operating loss carry forwards. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $122,907

At December 31, 2005, the Company has net operating loss carry forwards in the amount of $2,332,818, available to offset future taxable income through 2025 as follows:

Year Ended
December 31,
----------------
             2006        130,190
             2007        113,298
             2008        108,239
             2009         95,943
             2010         46,043
             2011         76,223
             2017         41,855
             2018         36,512
             2019         47,325
             2020         91,217
             2021         66,874
             2022         58,505
             2023        688,692
             2024        367,201
             2025        364,701
                     -----------
                      $2,332,818
                     ===========

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company previously utilized office space from a major stockholder of the Company. The stockholder is not charging the Company for the use of the office space. The Company has recorded contributed capital, or a charge to the liability owed to the stockholder, for the estimated cost of the space at $500 per month starting January 1998 with and offset to rent expense. The same stockholder and director of the Company has provided free services to the Company. The Company has recorded contributed capital, or a charge to accrued interest owed to the stockholder for the estimated cost of the services at $1,500 per month starting January 1998 with an offset to officer compensation. This arrangement ceased in December 2004.

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

During the year ended December 31, 2004, the stockholder paid expenses on the Company's behalf of $1,148. Additional shareholders paid expenses or advanced the Company additional funds totaling $253,633 of which $80,000 was prepaid through the issuance of common shares.

During 2005 the Company utilized space of the prior President in his affiliate's office in California for $2,600 per month including supplies, phones and secretarial assistance. This arrangement ceased in November 2005.

The Company currently rents an executive office from its current President for $2,100 on a monthly basis until the expected expansion of employees in 2006.

During 2005 the Company received a $289,000 loan from Sweet Challenge, Inc. The interest rate is seven percent per annum and is payable two years from the date of the note. A payment of $35,000 was made on the principal in 2005.

NOTE 8 - NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through December 31, 2005:

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

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY

The Company's Preferred Stock is non-voting; non-dividend bearing, redeemable and convertible to common stock at the time the Company and the holders of the preferred stock deem it appropriate.

The Company and its assets were spun off from the previously owned parent company when a majority interest of the common stock in the old company was sold to a consulting group by the principal shareholder. The assets and liabilities were transferred to the current corporation and all the activities from inception through December 31, 2005 have remained with the current company.

The Board of Directors authorized a stock issuance totaling 1,000,000 shares of its common stock at $5.00 per share. The offering was filed under the Securities Act of 1933 or an exemption under the Act and was fully subscribed prior to its expiration on December 31, 2004. The 1,000,000 shares of common stock were issued for assets consisting of $4,000,000 in inventory, $500,000 in intellectual property and $500,000 in common stock of Net Cert USA. On April 13, 2006 the 100,000 shares of common stock originally paid in the Net Cert USA, Inc. transaction was returned to the Company and the interest the Company had was returned to Net Cert USA, Inc.

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

                           BEERE FINANCIAL EQUITY CORP
                          NOTES TO FINANCIAL STATEMENTS


The Company utilized offices provided by a related party on a month-to-month basis. For the years ended December 31, 2005 and 2004, rent expense recorded by the Company was $22,200 and $16,200, respectively.

NOTE 11 - SHARE EXCHANGE AND PURCHASE AGREEMENT

On April 18, 2000, the Company signed a share exchange and purchase agreement with Mirage Air Systems, Inc. (MAS). The transaction did not close and was not completed prior to the expiration of the agreement.

NOTE 12 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss from operations of $764,701, a negative cash flow from operations of $301,652, and a working capital deficiency of $600,970. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.

NOTE 13 - SUBSEQUENT EVENTS

In January 2006, the Company acquired Classic Gems LLC, based in New York. The Company is currently negotiating for contracts with QVC, Home Shopping Network plus Gem and Jewelry TV. Additional outlets being pursued are through an e-mall in China and outlets on cruise ships and through other major jewelry resellers on wholesale basis.

We are negotiating with mines in Montana, Brazil and Madagascar for the purchase of their production of semi precious stones including sapphires and topaz among other stones. We are seeking $1.6 million in funding for these projects.

On March 2, 2006 the Company withdrew its offer to purchase the remainder of Net Cert USA, Inc. We expect to do substantial business with the e-mall in China but will not purchase the remainder or controlling interest. 100,000 shares of Company stock were returned and cancelled on April 13, 2006 and the stock of Net Cert USA, Inc. has been returned to its original owners.