Form 10KSB
period 2006-12-31
Beere Financial Equity Corp
filed 2008-11-19
CIK 1110480

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSIT5ION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-033890

Beere Financial Equity Corp.

Nevada	11-3733135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7124 Brandywine Way, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (410) 290-5154

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

 Check whether (1)the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment on this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 0

State the number of shares outstanding of each of the classes of common equity, as of the last practicable date.

 8,776,311 common shares, par value $.001 at October 17, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-QSB for the quarter ended March 31, 2005
Form 10-QSB for the quarter ended June 30, 2005
Form 10-QSB for the quarter ended September 30, 2005
Form 8-K filed November 2005
Form 10-KSB for the year ended December 31, 2005

Transitional Small Business Disclosure Format (check one) Yes ☐ NO ☒

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

Part I

Item 1. Description of Business.

 Business

The predecessor company Power Save, Inc. was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc. In November 2005, Power Save International, Inc. merged with its subsidiary Beere Financial Equity Corp. with Beere Financial Equity Corp. as the surviving company after the merger. Beere Financial Equity Corp was formed in 2005 to be the financial services subsidiary.

The Company has purchased the exclusive rights to sell Fibre Décor in Canada. This agreement brings with it an already established market selling products through retailers such as Home Hardware Stores, Rona Home Centers, Ace Hardware and various independent hardware and decorating outlets. The product has been distributed in Canada for 16 years. The product is a fiber based roll-on wall coating closely related to other textured paint products.

Competition

Our competition comes from all conventional paint manufacturers, textured wall paper products and wall paper distributors.

Dependence on one supplier and customer

The Company is captive to one supplier with all products purchased by or through Fibrewall Canada Ltd from its manufacturing facilities in Beijing, China. We sell other supply items that have multiple sources and if necessary we could by bulk supplies from various manufacturers or finished products from other Japanese suppliers.

We have many customers and so our risk will be spread and will likely only be impacted by the cyclical nature of the economy as it relates to the home improvement industry.

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

 Employees

 The Company currently has two full-time employees. We use a product fulfillment center in Richmond Hill, ON Canada for order fulfillment.

Item 2.  Description of Property

 Real estate

The Company has one office location operating its primary office in Columbia, Maryland. The Company ceased operations in Florida during the second quarter of 2005 and in California in the fourth quarter of 2005.

The Maryland location is an executive office that had a month-to-month rent of $2,200, which included the common area space, utilities, secretarial assistance and a small private office. The agreement ceased as to payment with the President of the Company agreeing to provide the space free of charge.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

 Market Information

 The Company stock is not currently traded. We had traded on the Pink Sheets into February 2006. Our common stock began trading in the fourth quarter of 2004 with a high of $5.00 and low of $.85. The Company has knowledge that a Form 15C-211 was filed and withdrawn in 2005 because we were a ”blank check” company. A new filing will be done with the completion of an acquisition that has revenue sufficient to cause us not to be a “blank check” company. Upon the effectiveness of this document the stock will be moved to trading on the Over the Counter Bulletin Board Quotation System and will post a bid and ask and have its limitation on trading on unsolicited orders only modified to allow trading of all types allowed. The Company has no knowledge of any reason that this should not be completed in a short time.

Holders

As of October 3, 2008, there were 45 shareholders of record of our common stock.

 Recent Sales of Unregistered Securities

 None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will now focus on sales of its products and search to add products and or companies to expand our lines of business.

We intend to hire additional staff and/or contract labor to be utilized in our United States offices. The projected acquisitions would add more employees nationally and internationally.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beere Financial Equity Corp or its predecessor has not generated any revenue from operations in its existence. It has had generated capital from the sale of securities held for resale in prior years.

For the years ended December 31, 2006 and 2005, we had net losses of $344,757 and $764,701, respectively. In the years ended December 31, 2006 and 2005, general and administrative expenses of $101,255 and $273,946 plus $0 and $400,000 in impairment of intellectual property, respectively. In the year ended December 31, 2006 and 2005 there was interest expense of $44,264 and $15,958, interest income of $3 and $24 and a gain of $759 in 2006 and a loss on the sale of marketable securities of $74,821 in 2005. There was $50 in the stock brokerage account at December 31, 2005.

Liquidity and Capital Resources

 The Company does not have sufficient cash to operate for the next twelve months. The Company is seeking to sell the inventory and to close on loans currently in negotiation. Our working capital has been received from Scott Balmer, a director and shareholder, Vision Energy Corp. of which our former Company President is a beneficial owner, and from Sweet Challenge, Inc., of which our current President is a beneficial owner. If these parties fail to fund operations, the Company or the loans or sales of inventory fail to close the Company is at risk of ceasing operations.

 Off-Balance Sheet Arrangements

 None.

Item 7.  Financial Statements.

List here all financial statements, which will be filed as part of this report.

Report of Registered Public Accounting Firm
Balance Sheet as of December 31, 2006
Statements of Operations for the Years Ended December 31, 2006 and 2005 and from the Date of Inception
Statement of Changes in Stockholder’s Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2006 and 2005 and from the Date of Inception
Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and from the Date of  Inception
Notes to Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 The Company has had no disagreements with its accountants, however due to various events including hurricanes in Florida and delays that were caused subsequent to them, the Company chose to change auditors to Semple and Cooper LLP in 2004. See Form 8-K.

The Company has selected Horowitz and Ullman PC to do its future audits after Semple and Cooper LLP resigned without any disagreements.

Item 8A. Controls and Procedures

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified by the SEC, except for the quarterly reports required for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006 as of the date of this filing.

There were no changes in the Company’s Internal Controls or in other factors that have affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

Item 8B. Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name of our current directors and executive officers during our last fiscal year and those who have subsequently resigned.

Name	Position Held	Age	Election Year

Scott E. Balmer	Secretary/Treasurer and Director	80	1988
Russell L. Smith	President (R), Chief Financial Officer and Director	59	2004
Norman J. Birmingham	President, Chief Financial Officer and Director	51	2005

(R) Resigned in 2005

Officers and directors hold office until the next annual meeting of shareholders.

SCOTT E. BALMER, CHAIRMAN OF THE BOARD AND SECRETARY/TREASURER

Scott E. Balmer, age 80, is our founder and has directed Power Save since 1988. He has spent in excess of 45 years in the HVAC industry and has designed equipment to fill a variety of niches in the marketplace. Since 1988, Mr. Balmer and his associates have concentrated on development of medium capacity combo system electric generating plants, cogeneration, and research and development of natural gas fueled systems. He is a creator of numerous unique designs in energy saving equipment including solar and geothermal energy systems.

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

RUSSELL L. SMITH, VICE CHAIRMAN, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Russell L. Smith, age 59, became Vice Chairman, President and Chief Financial Officer in September 2004 and a director in August 2004. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as President and a director of Vision Energy Group, Inc., a position he has held since 2005, he has been a director since 2002 when the company was known as Vision Energy Corp. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

NORMAN J. BIRMINGHAM, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Norman J. Birmingham, age 51, became President and Chairman of the Board of Directors in November 2005, he had the position of President, Chief Financial Officer and Director beginning in May 2004 and resigned in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB: NMTX), from October 2004 to October 2005. He was Chief Financial Officer of NMTX from February 2004 until October 2005. He also served as the President and Director of the NMTX subsidiary; he was formerly Chief Financial Officer of AMS Systems, Inc. from February 2004 to October 2005. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2004 also serving as Chief Financial Officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an independent audit committee. The audit committee is the current members of the Board of Directors, Scott E. Balmer and Norman J. Birmingham, who qualifies as “financial expert“ as required through his previous responsibilities for preparing or being responsible for the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding, it will adhere to the policies required for inclusion.

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

Item 10. Executive Compensation

Cash Compensation

Mr. Smith did not receive compensation in our predecessor Power Save International, Inc. in 2005. Mr. Birmingham received $23,000 and $67,000 remains unpaid on the books and records of Beere Financial Equity Corp. Mr. Birmingham deferred his total compensation in 2006.

Any bonuses would be awarded by the Board of Directors following a review of our performance in the previous year and a judgment that such bonuses were warranted. The Board may also choose additional forms of compensation if our and the individual's performance both so warranted. The formula or criteria for determining bonuses beyond 2006 has not yet been established.

Compensation of Directors

None of our directors received any compensation for their services as a director during fiscal years 2006 and 2005. Officers serve at the discretion of the Board of Directors and are elected annually. No director is selected or serves pursuant to any special arrangement or contract

Bonuses and Deferred Compensation

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

Name	Number of Shares Beneficially Owned	Percentage of Class
Scott Balmer	700,000	8.0%
Ariadne Investments Ltd. (1)	2,162,162	24.6%
Vision Energy Corp. (1)	700,000	8.0%
Russell Smith	100,000	1.1%
Blue Flame Enterprises, Inc. (3)	2,751,404	31.3%
Sweet Challenge, Inc. (2)	400.0%
Norman J. Birmingham	2,975.0%
TOTAL	6,416,941	73.0%

(1)	These shares are beneficially owned by Russell Smith pursuant to his percentage in ownership of Ariadne Investments Ltd. and Vision Energy Corp.
(2)	These shares are beneficially owned by Norman J. Birmingham.
(3)	These shares are beneficially owned by Norman J. Birmingham pursuant to his percentage ownership of Blue Flame Enterprises, Inc.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

Name	Number of Shares	Percentage Beneficially Owned of Class

Scott Balmer	700,000	8.0%
Russell Smith	2,962,162	33.6%
Norman Birmingham	2,754,779	31.4%
All directors and executive Officers as a group	6,416,941	73.0%

All officers or directors listed above have resigned or been removed without cause prior to the date of this filing.

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

After becoming a shareholder in 2004, Sweet Challenge, Inc. contributed $289,000 in 2005 with $35,000 repaid. Norman Birmingham, the President of the Company contributed $47,479 in notes payable in 2004 to the Company. The Sweet Challenge, Inc. contributed accounts payable that is non interest bearing of $22,000 in 2005 and $91,600 in 2004. The total accounts payable for Sweet Challenge is expected to be paid in 2008.

The Company received a loan from Generation Leasing LLC for $75,000 at 15% interest for six months due May 22, 2006. The interest was prepaid. No further interest has been paid. Generation Leasing advanced the Company an additional $150,000 with the interest paid through February 2006 at 15% no further interest has been paid and both of these amounts are in default.

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

Code of Ethics

The Company has adopted a code of ethics for its officers and directors and will provide a copy of them upon a written request from a shareholder if addressed to:
President
Beere Financial Equity Corp.
9291 NW 13th PL
Coral Springs, FL 33071

Item 13. Exhibits.

Documents filed as part of this report

Financial Statements.

Independent Auditors’ Reports

Balance Sheet as of December 31, 2006

Statements of Operations for the Years Ended December 31, 2006 and 2005.

Statement of Changes in Stockholders' Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2006 and 2005.

Statement of Cash Flows for the Years Ended December 31, 2006 and 2005.

Notes to the Financial Statements.

Reports on Form 8-K

On November 15, 2005 the Company filed a Form 8-K to announce the change of officers and company purchase with a closing schedule pending an audit which has not yet been completed.

On July 5, 2006 the Company filed a Form 8-K to announce the acquisition of 50.1% of its outstanding stock by Beere Financial Group, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During 2006 and 2005, we were billed by our accountants, Semple and Cooper LLP, approximately $0 and $22,500 for audit fees, review fees and other reviews associated with our 10-KSB and 10-QSB and registration statement filings.

Non-Audit related fees

None

Tax Fees

During 2006 and 2005 we prepared our own tax returns and therefore paid no fee’s.

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

/s/ Steve Lane
Steve Lane, President

November 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Lane
Steve Lane, Chief Accounting Officer
and Director

Report of Independent Registered Accounting Firm

Board of Directors and Stockholders
Beere Financial Equity Corp (A Development Stage Company)

We have audited the accompanying balance sheet of Beere Financial Equity Corp. (a development stage company) as of December 31, 2006, and the related statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. The period from May 8, 1987 (date of inception) through December 31, 2006 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company. However, we have only audited the period from January 1, 2006 through December 31, 2006. The period from May 8, 1987 (date of inception) through December 31, 2005 has not been examined by us. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Beere Financial Equity Corp. (a development stage company) as of December 31, 2005, were audited by other auditors whose reported date April 26, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beere Financial Equity Corp (a development stage company) at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit and loss in the current year raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            /s/ Horowitz & Ullmann PC

New York, NY
October 17, 2008

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS

Cash	$13,761
Marketable Securities Available for Sale	365
Total Current Assets	14,126

TOTAL ASSETS	$14,126

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$117,140
Accounts Payable – related parties	207,614
Wages Payable	215,425
Notes Payable – related parties	106,837
Notes Payable	264,700
Total Current Liabilities	911,716

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock; 10,000,000 shares authorized; $.001 Par Value; 296,300 shares issued and outstanding	296
Capital stock, $.001 Par Value; 50,000,000 shares authorized; 8,776,311 shares issued and outstanding	8,776
Additional paid-in capital	2,500,726
Accumulated other comprehensive income	(1,901)
Deficit accumulated during the development stage	(3,405,487)

Total Stockholders’ Deficit	(897,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)	$14,126

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (the date of inception) through December 31, 2006

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Cumulative During Development Stage

NET SALES	$-	$-	$591,656

COST OF SALES	-	-	352,207

Gross Margin	-	-	239,449

EXPENSES
Research and Development	-	-	119,554
Reserve Against Product Rights	-	-	244,000
Impairment of Intellectual Property	-	400,000	500,000
Wages	150,000	-	150,000
Depreciation and Amortization	-	-	550,510
General and Administrative Expenses	101,255	273,946	1,647,152

TOTAL OPERATING EXPENSES	251,255	673,946	3,211,216

Net Loss from Operations	(251,255)	(673,946)	(2,971,767)

OTHER INCOME (EXPENSE)
Gain (loss) On Sale of Marketable Securities	759	(74,821)	93,144
Write down of Marketable Securities	-	-	(364,326)
Nonrefundable Option Income	-	-	23,000
Loss on Sale of Assets	(50,000)	-	(50,000)
Interest Expense	(44,264)	(15,958)	(175,356)
Interest Income	3	24	27
Dividend Income	-	-	13,004
Forgiveness of Debt	-	-	25,103
Other Income	-	-	1,684

TOTAL OTHER INCOME (EXPENSE)	(93,502)	(90,755)	(433,720)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(344,757)	(764,701)	(3,405,487)

Provision for Income Taxes	-	-	-

NET LOSS	$(344,757)	$(764,701)	$(3,405,487)

LOSS PER SHARE – Basic and Diluted	$(0.04)	$(0.08)	$(0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,556,586	9,676,311	6,759,378

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)

Issuance of shares for cash May 1987	-	$-	100,000	$100	$2,900	-	-	$3,000
Issuance of shares for cash August 1987	-	-	63,433	63	279,877	-	-	279,940
Issuance of shares for product rights and other intangible assets	-	-	33	-	-	-	-	-
Sale of shares to the public for $.30 per share-restated	-	-	74,334	74	22,226	-	-	22,300
Deferred offering costs	-	-	-	-	(7,892)	-	-	(7,892)
Exchange of shares regarding pooling of interest of subsidiaries:
Cancellation	-	-	(63,467)	(63)	63	-	-	-
Re-issuance	-	-	396,767	397	(397)	-	-	-
Issuance of shares for services	-	-	30,500	31	884	-	-	915
Cancellation of shares-former officer	-	-	(30,000)	(30)	(9,970)	-	-	(10,000)
Issuance of shares to A.P.S.I. merger	-	-	5,144,000	5,144	39,856	-	-	45,000
Issuance of shares for prepaid lease and working capital	-	-	449,000	449	249,551	-	-	250,000
Issuance of shares for services	-	-	95,000	95	2,755	-	-	2,850
Conversion of debt to preferred stock	50,000	50	-	-	499,950	-	-	500,000
Exchange of preferred shares for oil and gas properties	2,000,000	2,000	-	-	9,998,000	-	-	10,000,000
Issuance of shares for services	-	-	154,549	154	4,483	-	-	4,637
Additional contributed capital	-	-	-	-	70,318	-	-	70,318
Net Loss from inception through December 31, 1996	-	-	-	-	-	(979,024)	-	(979,024)	(979,024)
Balance-December 31, 1996	2,050,000	2,050	6,414,149	6,414	11,152,604	(979,024)	-	10,182,044
Net Loss for the year ended December 31, 1997						(53,554)	-	(53,554)	(53,554)
Balance -December 31, 1997	2,050,000	2,050	6,414,149	6,414	11,152,604	(1,032,578)	-	10,128,490

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)
Additional contributed capital	-	-	-	-	24,000	-	-	24,000
Cancellation of preferred shares for oil and gas properties and other outstanding preferred shares	(2,050,000)	(2,050)	-	-	(9,997,950)	-	-	(10,000,000)
Net loss for the year ended December 31, 1998	-	-	-		-	(315,441)	-	(315,441)	(315,441)
Balance- December 31, 1998	-	-	6,414,149	6,414	1,178,654	(1,348,019)	-	(162,951)
Additional contributed capital	-	-	-	-	35,545	-	-	35,545
Issuance of preferred shares for marketable securities	296,300	296	-	-	592,304	-	-	592,600
Comprehensive income:
Net loss for the year ended December 31, 1999	-	-	-	-	-	(98,337)	-	(98,337)	(98,337)
Other comprehensive income (loss)
Unrealized gain on securities	-	-	-	-	-	-	339,060	339,060	339,060
Comprehensive income	-	-	-	-	-	-	-	-	240,723
Balance-December 31, 1999	296,300	296	6,414,149	6,414	1,806,503	(1,446,356)	339,060	705,917

Additional contributed capital	-	-	-	-	14,000	-	-	14,000
Comprehensive income:
Net loss for the year ended
December 31, 2000	-	-	-	-	-	(288,381)	-	(288,381)	(288,381)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-	-	-	-	(339,060)	(339,060)	(339,060)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(627,441)
Balance-December 31, 2000	296,300	296	6,414,149	6,414	1,820,503	(1,734,737)	-	92,476

Additional contributed capital	-	-	-	-	24,000	-	-	24,000
Comprehensive income:
Net loss for the year ended December 31, 2001	-	-	-	-	-	(67,250)	-	(67,250)	(67,250)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-	-	-	-	(2,992)	(2,992)	(2,992)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(70,242)

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)
Balance-December 31, 2001	296,300	296	6,414,149	6,414	1,844,503	(1,801,987)	(2,992)	46,234

Additional contributed capital	-	-	-	-	24,000	-	-	24,000
Comprehensive income:
Net loss for the year ended December 31, 2002	-	-	-	-	-	(58,689)	-	(58,689)	(58,689)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-	-	-	-	(6,840)	(6,840)	(6,840)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(65,529)
Balance-December 31, 2002	296,300	296	6,414,149	6,414	1,868,503	(1,860,676)	(9,832)	4,705
Other comprehensive income (loss)
Realized loss on securities	-	-	-	-	-	-	9,832	9,832	9,832
Net loss for the year ended
December 31, 2004	-	-	-	-	-	(68,152)	-	(68,152)	(68,152)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(58,320)
Balance - December 31, 2003	296,300	$296	6,414,149	6,414	1,868,503	(1,928,828)	-	(53,615)
Stock issued for Related party debt	-	-	2,162,162	2,162	77,838	-	-	80,000
Stock issued for assets	-	-	1,000,000	1,000	4,999,000	-	-	5,000,000
Stock issued for services	-	-	100,000	100	4,600	-	-	4,700
Net loss for the year ended
December 31, 2004	-	-	-	-	-	(367,201)	-	(367,201)	(367,201)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(367,201)
Balance - December 31, 2004	296,300	296	9,676,311	9,676	6,949,941	(2,296,029)	-	4,663,884

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(764,701)	-	(764,701)	(764,701)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-	-	-	-	(103)	(103)	(103)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(764,804)
Balance - December 31, 2005	296,300	296	9,676,311	$9,676	$6,949,941	$(3,060,730)	(103)	$3,899,080

See Independent Auditors Report and Accompanying Notes to the Financial Statements

 BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)

Sale of Assets return shares	-	-	(900,000)	(900)	(4,449,215)	-	-	(4,450,115)
Net loss for the year ended
December 31, 2006	-	-	-	-	-	(344,757)	-	(344,757)	(344,757)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-	-	-	-	(1,798)	(1,798)	(1,798)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(346,555)
Balance	296,300	$296	8,776,311	$8,776	$2,500,726	$(3,405,487)	$(1,901)	$(897,590)

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

	2006	2005	Cumulative During Development Stage
Cash Flows from Operating Activities
Net Loss	$(344,757)	$(764,701)	$(3,405,487)
Adjustments to reconcile net loss from net cash used in operating activities:
Depreciation and Amortization	-	-	550,510
Impairment of Intellectual Property	-	400,000	500,000
Common Stock Issued for Lease	-	-	225,000
Common Stock Issued for Services	-	-	4,700
Gain (loss) on Sale of Securities	49,241	(16,995)	(134,960)
Write down of Marketable Securities	-	16,842	381,168
Interest Expense Contributed as Capital	-	-	70,018
Rent and Officer Compensation Contributed as Capital	-	-	110,000
Reserve Against Assets and Liabilities	-	-	244,000
Changes in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	5,000	(5,000)	-
Increase in Accounts Payable	132,311	2,299	219,983
Increase in Accrued Interest	-	-	32,382
Increase in Wages Payable	105,000	72,925	215,425
Increase (Decrease) in Advances from Shareholder, net	-	(7,022)	86,841

Net Cash Used In Operating Activities	(53,205)	(301,652)	(900,420)

Cash Flows from Investing Activities
Product Rights, Development Costs and Intangibles	-	-	(244,000)
Increase in Organization Costs	-	-	(36,408)
Payments for Notes Receivable	-	(15,000)	(15,000)
Purchase of Marketable Securities	(11,684)	-	(31,744)
Proceeds from Sale of Marketable Securities	10,219	-	414,485
Purchase of Fixed Assets	-	-	(15,478)

Net Cash Provided by/(Used in) Investing Activities	(1,465)	(15,000)	71,855

Cash Flows from Financing Activities
Proceeds from Notes Payable	55,732	364,000	419,732
Payments on Notes Payable	-	(35,000)	(35,000)
Proceeds from Issuance of Common Stock, net	-	-	369,212
Contributed Capital	-	-	88,382

Net Cash Provided By Financing Activities	55,732	329,000	842,326

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 & 2005 and for the
period from May 8, 1987 (date of inception ) through December 31, 2006

	2006	2005	Cumulative During Development Stage

Net Increase (Decrease) in Cash	1,058	12,348	13,761

Cash and Cash Equivalents at beginning of period	12,703	355	-

Cash and Cash Equivalents at end of period	$13,761	$12,703	$13,761

Supplemental Cash Flow Information:

Stock Issued/(Repurchased) In Exchange for Goods and Services, Marketable Securities, and Debt	$(4,450,115)	$-	$1,735,785

Stock Issued In Exchange for License Fee	$-	$-	$500,000

Cash Paid for Interest	$-	$625	$1927

Cash Paid for Income Taxes	$-	$-	$-

See Independent Auditors Report and Accompanying Notes to the Financial Statements

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

We have purchased $500,000 in intellectual property and contract rights for the commercial truck leasing operations and a non controlling equity position in an internet service provider at a cost of $500,000. The value of the commercial truck leasing operations has been fully impaired with $400,000 in 2005 and $100,000 in 2004. These acquisitions occurred during the fourth quarter of 2004.

During 2006, the Company searched for new acquisitions and spent the majority of its time trying to sell its rock inventory with much of that being spent lobbying congress and the Army Corp of Engineers in purchasing the rock in conjunction with the Brutz Group LLC. This was unsuccessful and the rock was sold back to the Brutz group LLC for the return of the Company stock originally issued.

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

INVENTORIES

Inventories consist of products purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. With the sale of the rock inventory the Company had no inventory at the end of 2006.

VALUATION OF SECURITIES

The Company’s securities classified as available for sale consist of common stock. The securities are valued at market with unrealized gains and losses reported, net of applicable taxes, as a separate component of Shareholders’ Equity. Market valuation of securities listed on a securities exchange and over the counter securities traded on the NASDAQ national market is based on the closing sales prices on the last business day of each month.

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

ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005 the Company had advertising costs of $0 and $5,700, respectively.

LOSS PER SHARE DATA

Net loss per common share for the years ended December 31, 2006 and 2005 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The continued losses of the Company are anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including accounts receivable and payable, notes receivable and payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

None impact current reported operations.

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

Intellectual Property consists of the lease documents and agreements between Freightliner, Inc. and the Company for the purchase of Class 8 trucks. The intellectual property has been impaired by $500,000 making it fully impaired as the Company determined that it would not be able to recover the full purchase price.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $344,757 and $764,701 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company has incurred losses of $3,405,487 from inception through December 31, 2006. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through December 31, 2006, the Company did not have any net income from operations. At the current time, the Company has assets of $14,126 and $911,716 in liabilities.

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2006, the long-term deferred tax asset consists of the following:

2006
Net Operating Loss Carryforward	982,935
Contribution Carryforward	68
983,003
Less: Valuation Allowance	(983,003)
$-

The Company has established a valuation allowance of the full amount of the net deferred tax asset primarily due to the uncertainty in the utilization of the net operating loss carry forwards. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $95,532.

At December 31, 2006, the Company has net operating loss carry forwards in the amount of $2,677,575, available to offset future taxable income through 2026 as follows:

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

December 31,
2006	130,190
2007	113,298
2008	108,239
2009	95,943
2010	46,043
2011	76,223
2017	41,855
2018	36,512
2019	47,325
2020	91,217
2021	66,874
2022	58,505
2023	688,692
2024	367,201
2025	364,701
2026	344,757
$2,677,575

NOTE 7 – COMPREHENSIVE INCOME

At December 31, 2006, the total loss for securities with net losses in accumulated other comprehensive income was $1,901. During the year ended December 31, 2006, the Company reclassified $759 out of accumulated other comprehensive income into earnings for the period. There is no income tax expense or benefit allocated to each component of other comprehensive income since the Company has significant net operating losses (see Note 6).

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company previously utilized office space from a major stockholder of the Company who did not charge the Company for the use of the office space. The Company recorded contributed capital, or a charge to the liability owed to the stockholder, for the estimated cost of the space at $500 per month starting January 1998 with an offset to rent expense. The same stockholder and director of the Company has provided free services to the Company. The Company has recorded contributed capital, or a charge to accrued interest owed to the stockholder for the estimated cost of the services at $1,500 per month starting January 1998 with an offset to officer compensation. This arrangement ceased in December 2004.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

The same stockholder and director had made certain advances to the Company payable upon demand. From inception of the loans to December 31, 1996, the Company has computed interest on the advances at 8% and has treated the interest of $74,318 as contributed capital with an offset to interest expense. From 1997 forward the Company had accrued interest on the advances, until paid, as a liability with an offset to interest expense.

During the year ended December 31, 2003, the stockholder paid expenses on the Company’s behalf and advanced the Company approximately $14,000. The Company repaid a portion of the advances in cash and the balance was repaid through the forgiveness of debt and the transfer of all corporate assets.

During the year ended December 31, 2004, the stockholder paid expenses on the Company’s behalf of $1,148. Additional shareholders paid expenses or advanced the Company additional funds totaling $253,633 of which $80,000 was prepaid through the issuance of common shares.

During 2005 the Company utilized space of the prior President in his affiliate’s office in California for $2,600 per month including supplies, phones and secretarial assistance. This arrangement ceased in November 2005.

The Company rented an executive office from its current President for $2,100 on a monthly basis. This ceased in August 2006.

During 2005 the Company received a $289,000 loan from a related party. The interest rate is seven percent per annum and was originally payable two years from the date of the note. Principal payments totaling $185,000 have been made through December 31, 2006.

NOTE 9 - NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through December 31, 2006:

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

During 2004, the Company issued 2,162,162 restricted common shares to a related party for the payment of $80,000 of debt. The Company also issued 1,000,000 common shares for the purchase of $5,000,000 of assets.

During 2004, the Company issued 100,000 restricted common shares for services rendered valued at $4,700.

During 2006, the Company exchanged inventory valued at $4,000,000 for 800,000 shares of its previously issued and outstanding common stock. It also exchanged an investment in common stock of Net Cert USA, Inc., valued at $450,000 for 100,000 shares of its previously issued and outstanding common stock.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company's Preferred Stock is non-voting; non-dividend bearing, redeemable and convertible to common stock at the time the Company and the holders of the preferred stock deem it appropriate.

The Company and its assets were spun off from the previously owned parent company when a majority interest of the common stock in the old company was sold to a consulting group by the principal shareholder. The assets and liabilities were transferred to the current corporation and all the activities from inception through December 31, 2006 have remained with the current company.

The Board of Directors authorized a stock issuance totaling 1,000,000 shares of its common stock at $5.00 per share. The offering was filed under the Securities Act of 1933 or an exemption under the Act and was fully subscribed prior to its expiration on December 31, 2004. The 1,000,000 shares of common stock were issued for assets consisting of $4,000,000 in inventory, $500,000 in intellectual property and $500,000 in common stock of Net Cert USA. On April 13, 2006 the 100,000 shares of common stock originally paid in the Net Cert USA, Inc. transaction was returned to the Company and the interest the Company had was returned to Net Cert USA, Inc. On August 14, 2006 the shares issued for inventory were returned to the Company for the return of inventory originally purchased.

The Company paid certain offering costs related to the above mentioned offering totaling $27,658. These offering costs were subsequently written off. For the year ended December 31, 2001, the Company paid an additional $8,793 in deferred offering costs, which were also written off.

NOTE 11 - COMMITMENTS

As part of the offering of the Company's common stock as explained in Note 10, the Company had signed an underwriting and selling agreement. The agreement called for a 5% commission of the gross proceeds of the offering, contingent upon achieving the minimum specified in the offering. The Company was also to pay a due diligence fee of $4,000 and consulting fee of $5,950 plus mutually agreed expenses. This agreement has been terminated.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

On April 24, 2000, the Company signed an agreement for 12 months of publicity and promotional services. The Company paid a $3,000 retainer per the agreement of which $1,500 was prepaid. The Company paid $1,500 per month and the provider of publicity and promotional services was to receive 1% of the stock offering described in Note 10. The agreement was completed during the year ended 2001 and the prepayment was applied to services received and was expensed. No stock was issued under the agreement and the 1% provision no longer applies to the proposed stock offering.

As mentioned in Note 8, the Company utilized offices provided by a related party on a month-to-month basis. For the years ended December 31, 2006 and 2005, rent expense recorded by the Company was $18,000 and $22,200, respectively.

NOTE 12 - SHARE EXCHANGE AND PURCHASE AGREEMENT

On April 18, 2000, the Company signed a share exchange and purchase agreement with Mirage Air Systems, Inc. (MAS). The transaction did not close and was not completed prior to the expiration of the agreement.

In January 2006 the Company purchased Classic Gems LLC, a New York gem reseller. The deal was rescinded when the Company was unable to complete the funding required in March 2006.

NOTE 13 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss from operations of $344,757, a negative cash flow from operations of $52,446, and a working capital deficiency of $897,590. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.

NOTE 14 – SUBSEQUENT EVENTS

The Company has been granted the exclusive right to distribute a roll on wall coating product in Canada. The product has been distributed by its manufacturer there for 16 years.