Form 10KSB
period 2007-12-31
Beere Financial Equity Corp
filed 2008-11-19
CIK 1110480

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether (1)the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment on this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $97,350

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 0

State the number of shares outstanding of each of the classes of common equity, as of the last practicable date.

8,776,311 common shares, par value $.001 at October 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 8-K filed July 2006
Form 10-KSB for the year ended December 31, 2006

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

Business

The predecessor company Power Save, Inc. was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. To obtain personal funds, Scott Balmer, the principal shareholder, sold most of his controlling shares in July 1999 to Impact Consulting Group, Inc., a non-affiliate, for $150,000 and resigned as an officer and director. After this change in control, the name was changed to Interactive Music, Inc. At the same time, Mr. Balmer entered into an agreement with the new management to purchase the assets, liabilities and name "Power Save International, Inc." for $2,000 so he could continue to pursue development and marketing of the technology. Mr. Balmer contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc. In November 2006, Power Save International, Inc. merged with its subsidiary Beere Financial Equity Corp. with Beere Financial Equity Corp. as the surviving company after the merger. Beere Financial Equity Corp was formed in 2006 to be the financial services subsidiary.

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

The Maryland location is an executive office that had a month-to-month rent of $2,200, which included the common area space, utilities, secretarial assistance and a small private office as of 2006 the space is free of charge.

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

Market Information

 The Company stock is not currently traded. We had traded on the Pink Sheets into February 2006. Our common stock began trading in the fourth quarter of 2004 with a high of $5.00 and low of $.85. The Company has knowledge that a Form 15C-211 was filed and withdrawn in 2006 because we were a ”blank check” company. A new filing will be done with the completion of an acquisition that has revenue sufficient to cause us not to be a “blank check” company. Upon the effectiveness of this document the stock will be moved to trading on the Pink Sheets with the intention of moving to the Over the Counter Bulletin Board Quotation System after the 2008 audit is completed and the registration is accepted. . The Company has no knowledge of any reason that this should not be completed.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beere Financial Equity Corp or its predecessor had not generated any revenue from operations from inception through December 31, 2006. It has had generated capital from the sale of securities held for resale in prior years. It began generating revenue in 2007 with its sales operations in Canada

For the years ended December 31, 2007 and 2006, we had net losses of $147,366 and $344,757, respectively. In the years ended December 31, 2007 and 2006, general and administrative expenses of $80,693 and $101,255, respectively. In the year ended December 31, 2007 and 2006 there was interest expense of $45,314 and $44,264, interest income of $0 and $3 and a loss of $2,069 in 2007 and gain of $759 in 2006 on the sale of marketable securities.

Liquidity and Capital Resources

The Company does not have sufficient cash to operate for the next twelve months. The Company is seeking to sell the inventory and to close on loans currently in negotiation. Our working capital has been received from Scott Balmer, a director and shareholder, Vision Energy Corp. of which our former Company President is a beneficial owner, and from Sweet Challenge, Inc., of which an affiliate or control person is a beneficial owner. If these parties fail to fund operations, the Company or the loans or sales of inventory fail to close the Company is at risk of ceasing operations.

Off-Balance Sheet Arrangements

None.

Item 7.	Financial Statements.

List here all financial statements, which will be filed as part of this report.

Report of Registered Public Accounting Firm
Balance Sheet as of December 31, 2007
Statements of Operations for the Years Ended December 31, 2007 and 2006 and from the Date of Inception
Statement of Changes in Stockholder’s Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006 and from the Date of Inception
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and from the Date of Inception
Notes to Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 The Company has had no disagreements with its accountants, however due to various events including hurricanes in Florida and delays that were caused subsequent to them, the Company chose to change auditors to Semple and Cooper LLP in 2004. See Form 8-K.

The Company has selected Horowitz and Ullmann PC to do its future audits after Semple and Cooper LLP resigned without any disagreements.

Item 8A.	Controls and Procedures

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified by the SEC, except for the quarterly reports required for the periods in 2006 and 2007 as of the date of this filing.

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

Name	Position Held	Age	Election Year

Scott E. Balmer	Secretary/Treasurer and Director	81	1988
Russell L. Smith	President (R), Chief Financial Officer and Director	60	2004
Norman J. Birmingham	President, Chief Financial Officer and Director (R1)	52	2005

(R) Became Interim President in 2007 (R1)Resigned in 2007

Officers and directors hold office until the next annual meeting of shareholders.

SCOTT E. BALMER, CHAIRMAN OF THE BOARD AND SECRETARY/TREASURER

Scott E. Balmer, age 81, is our founder and has directed Power Save since 1988. He has spent in excess of 45 years in the HVAC industry and has designed equipment to fill a variety of niches in the marketplace. Since 1988, Mr. Balmer and his associates have concentrated on development of medium capacity combo system electric generating plants, cogeneration, and research and development of natural gas fueled systems. He is a creator of numerous unique designs in energy saving equipment including solar and geothermal energy systems.

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

RUSSELL L. SMITH, VICE CHAIRMAN, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Russell L. Smith, age 60, became Vice Chairman, President and Chief Financial Officer in September 2004 and a director in August 2004. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as President and a director of Vision Energy Group, Inc., a position he has held since 2006, he has been a director since 2002 when the company was known as Vision Energy Corp. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

NORMAN J. BIRMINGHAM, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

Norman J. Birmingham, age 52, became President and Chairman of the Board of Directors in November 2006, he had the position of President, Chief Financial Officer and Director beginning in May 2004 and resigned in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB: NMTX), from October 2004 to October 2006. He was Chief Financial Officer of NMTX from February 2004 until October 2006. He also served as the President and Director of the NMTX subsidiary; he was formerly Chief Financial Officer of AMS Systems, Inc. from February 2004 to October 2006. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2004 also serving as Chief Financial Officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an independent audit committee. The audit committee is the current members of the Board of Directors, Scott E. Balmer, who qualifies as “financial expert“ as required through his previous responsibilities for preparing or being responsible for the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding, it will adhere to the policies required for inclusion.

Family Relationships.

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time as discussed in this Form 10-KSB;

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

Cash Compensation

Mr. Smith did not receive compensation in our predecessor Power Save International, Inc. in 2006. Mr. Birmingham received $23,000 and $67,000 remains unpaid on the books and records of Beere Financial Equity Corp. Mr. Birmingham deferred his total compensation in 2006 and 2007.

Any bonuses would be awarded by the Board of Directors following a review of our performance in the previous year and a judgment that such bonuses were warranted. The Board may also choose additional forms of compensation if our and the individual's performance both so warranted. The formula or criteria for determining bonuses beyond 2007 has not yet been established.

Compensation of Directors

None of our directors received any compensation for their services as a director during fiscal years 2007 and 2006. Officers serve at the discretion of the Board of Directors and are elected annually. No director is selected or serves pursuant to any special arrangement or contract

Bonuses and Deferred Compensation

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

All stock holdings in this Item 11 are as of December 31, 2007.

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

After becoming a shareholder in 2004, Sweet Challenge, Inc. contributed $289,000 in 2006 with $35,000 repaid. Norman Birmingham, the President of the Company contributed $47,479 in notes payable in 2004 to the Company. The Sweet Challenge, Inc. contributed accounts payable that is non interest bearing of $22,000 in 2006 and $91,600 in 2004. The total accounts payable for Sweet Challenge is expected to be paid in 2008.

The Company received a loan from Generation Leasing LLC for $75,000 at 15% interest for six months due May 22, 2007. The interest was prepaid. No further interest has been paid. Generation Leasing advanced the Company an additional $150,000 with the interest paid through February 2007 at 15% no further interest has been paid and both of these amounts are in default.

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

Documents filed as part of this report

Financial Statements.

Independent Auditors’ Reports

Balance Sheet as of December 31, 2007

Statements of Operations for the Years Ended December 31, 2007 and 2006.

Statement of Changes in Stockholders' Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006.

Statement of Cash Flows for the Years Ended December 31, 2007 and 2006.

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

Audit Fees

During 2007 and 2006, we were billed by our accountants, Semple and Cooper LLP, approximately $0 and $0 for audit fees, review fees and other reviews associated with our 10-KSB and 10-QSB and registration statement filings.

Non-Audit related fees

None

Tax Fees

During 2007 and 2006 we prepared our own tax returns and therefore paid no fee’s.

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

October 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Lane
Steve Lane, Chief Accounting Officer
and Director

Report of Independent Registered Accounting Firm

Board of Directors and Stockholders
Beere Financial Equity Corp (A Development Stage Company)

We have audited the accompanying balance sheet of Beere Financial Equity Corp. (a development stage company) as of December 31, 2007, and the related statements of operations, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2007 and December 31, 2006. The period from May 8, 1987 (date of inception) through December 31, 2007 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company. However, we have only audited the period from January 1, 2006 through December 31, 2007. The period from May 8, 1987 (date of inception) through December 31, 2005 has not been examined by us. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beere Financial Equity Corp (a development stage company) at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Horowitz & Ullmann, PC

New York, NY
October 17, 2008

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS

Cash	$1,941
Accounts Receivable	13,981
Inventory	91,300
Total Current Assets	107,222

TOTAL ASSETS	$107,222

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$246,291
Accounts Payable – related parties	174,772
Accrued Expenses	70,810
Wages Payable	283,425
Notes Payable – related parties	149,979
Notes Payable	225,000
Total Current Liabilities	1,150,277

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock; 10,000,000 shares authorized; $.001 Par Value; 296,300 shares issued and outstanding	296
Capital stock, $.001 Par Value; 50,000,000 shares authorized; 8,776,311 shares issued and outstanding	8,776
Additional paid-in capital	2,500,726
Deficit accumulated during the development stage	(3,552,853)

Total Stockholders’ Deficit	(1,043,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)	$107,222

See Independent Auditors Report and Accompanying Notes to the Financial Statements.

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (the date of inception) through December 31, 2007

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Cumulative During Development Stage

NET SALES	$97,350	$-	$689,006

COST OF SALES	69,890	-	422,097

Gross Margin	27,460	-	266,909

EXPENSES
Research and Development	-	-	119,554
Reserve Against Product Rights	-	-	244,000
Impairment of Intellectual Property	-	-	500,000
Wages	46,750	150,000	196,750
Depreciation and Amortization	-	-	550,510
General and Administrative Expenses	80,693	101,255	1,727,845

TOTAL OPERATING EXPENSES	127,443	251,255	3,338,659

Net Loss from Operations	(99,983)	(251,255)	(3,071,750)

OTHER INCOME (EXPENSE)
Gain (loss) On Sale of Marketable Securities	(2,069)	759	91,075
Write down of Marketable Securities	-	-	(364,326)
Nonrefundable Option Income	-	-	23,000
Loss on Sale of Assets	-	(50,000)	(50,000)
Interest Expense	(45,314)	(44,264)	(220,670)
Interest Income	-	3	27
Dividend Income	-	-	13,004
Forgiveness of Debt	-	-	25,103
Other Income	-	-	1,684

TOTAL OTHER INCOME (EXPENSE)	(47,383)	(93,502)	(481,103)

NET LOSS BEFORE INCOME TAXES	(147,366)	(344,757)	(3,552,853)

Provisions for Income Taxes	-	-	-

NET LOSS	$(147,366)	$(344,757)	$(3,552,853)

LOSS PER SHARE – Basic and Diluted	$(0.02)	$(0.04)	$(0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,776,311	9,556,586	6,955,662

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception ) through December 31, 2007

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)

Issuance of shares for cash May 1987	-	$-	100,000	$100	$2,900	-	-	$3,000
Issuance of shares for cash August 1987	-	-	63,433	63	279,877	-	-	279,940
Issuance of shares for product rights and other intangible assets	-	-	33	-	-	-	-	-
Sale of shares to the public for $.30 per share-restated	-	-	74,334	74	22,226	-	-	22,300
Deferred offering costs	-	-	-	-	(7,892)	-	-	(7,892)
Exchange of shares regarding pooling of interest of subsidiaries:
Cancellation	-	-	(63,467)	(63)	63	-	-	-
Re-issuance	-	-	396,767	397	(397)	-	-	-
Issuance of shares for services	-	-	30,500	31	884	-	-	915
Cancellation of shares-former officer	-	-	(30,000)	(30)	(9,970)	-	-	(10,000)
Issuance of shares to A.P.S.I. merger	-	-	5,144,000	5,144	39,856	-	-	45,000
Issuance of shares for prepaid lease and working capital	-	-	449,000	449	249,551	-	-	250,000
Issuance of shares for services	-	-	95,000	95	2,755	-	-	2,850
Conversion of debt to preferred stock	50,000	50	-	-	499,950	-	-	500,000
Exchange of preferred shares for oil and gas properties	2,000,000	2,000	-	-	9,998,000	-	-	10,000,000
Issuance of shares for services	-	-	154,549	154	4,483	-	-	4,637
Additional contributed capital	-	-	-	-	70,318	-	-	70,318
Net Loss from inception through December 31, 1996	-	-	-	-	-	(979,024)	-	(979,024)	(979,024)
Balance-December 31, 1996	2,050,000	2,050	6,414,149	6,414	11,152,604	(979,024)	-	10,182,044
Net Loss for the year ended December 31, 1997						(53,554)	-	(53,554)	(53,554)
Balance –December 31, 1997	2,050,000	2,050	6,414,149	6,414	11,152,604	(1,032,578)	-	10,128,490

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception ) through December 31, 2007

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

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception ) through December 31, 2007

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)

Balance-December 31, 2001	296,300	296	6,414,149	6,414	1,844,503	(1,801,987)	(2,992)	46,234
Additional contributed capital	-	-	-	-	24,000	-	-	24,000
Comprehensive income:
Net loss for the year ended December 31, 2002	-	-	-	-	-	(58,689)	-	(58,689)	(58,689)
Other comprehensive income (loss) Unrealized loss on securities	-	-	-	-	-	-	(6,840)	(6,840)	(6,840)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(65,529)
Balance-December 31, 2002	296,300	296	6,414,149	6,414	1,868,503	(1,860,676)	(9,832)	4,705
Other comprehensive income (loss) Realized loss on securities	-	-	-	-	-	-	9,832	9,832	9,832
Net loss for the year ended December 31, 2004	-	-	-	-	-	(68,152)	-	(68,152)	(68,152)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(58,320)
Balance – December 31, 2003	296,300	$296	6,414,149	6,414	1,868,503	(1,928,828)	-	(53,615)
Stock issued for Related party debt	-	-	2,162,162	2,162	77,838	-	-	80,000
Stock issued for assets	-	-	1,000,000	1,000	4,999,000	-	-	5,000,000
Stock issued for services	-	-	100,000	100	4,600	-	-	4,700
Net loss for the year ended December 31, 2004	-	-	-	-	-	(367,201)	-	(367,201)	(367,201)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(367,201)
Balance - December 31, 2004	296,300	296	9,676,311	9,676	6,949,941	(2,296,029)	-	4,663,884
Net loss for the year ended December 31, 2005	-	-	-	-	-	(764,701)	-	(764,701)	(764,701)
Other comprehensive income (loss) Unrealized loss on securities	-	-	-	-	-	-	(103)	(103)	(103)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(764,804)
Balance – December 31, 2005	296,300	296	9,676,311	$9,676	$6,949,941	$(3,060,730)	(103)	$3,899,080

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception ) through December 31, 2007

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	Income (Loss)

Sale of Assets return shares	-	-	(900,000)	(900)	(4,449,215)	-	-	(4,450,115)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(344,757)	-	(344,757)	(344,757)
Other comprehensive income (loss) Unrealized loss on securities	-	-	-	-	-	-	(1,798)	(1,798)	(1,798)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(346,555)
Balance - December 31, 2006	296,300	$296	8,776,311	$8,776	$2,500,726	$(3,405,487)	$(1,901)	$(897,590)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(147,366)	-	(147,366)	(147,366)
Other comprehensive income (loss)
Unrealized gain on securities	-	-	-	-	-	-	1,901	1,901	1,901
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(145,465)
Balance - December 31, 2007	296,300	$296	8,776,311	$8,776	$2,500,726	$(3,552,853)	$0	$(1,043,055)

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception) through December 31, 2007

	2007	2006	Cumulative During Development Stage
Cash Flows from Operating Activities
Net Loss	$(147,366)	$(344,757)	$(3,552,853)
Adjustments to reconcile net loss from net cash used in operating activities:
Depreciation and Amortization	-	-	550,510
Impairment of Intellectual Property	-	-	500,000
Common Stock Issued for Lease	-	-	225,000
Common Stock Issued for Services	-	-	4,700
Gain (loss) on Sale of Securities	(2,069)	49,241	(137,029)
Write down of Marketable Securities	-	-	381,168
Interest Expense Contributed as Capital	-	-	70,018
Rent and Officer Compensation Contributed as Capital	-	-	110,000
Reserve Against Assets and Liabilities	-	-	244,000
Changes in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	-	5,000	-
(Increase) in Accounts Receivable	(13,981)	-	(13,981)
(Increase) in Inventory	(91,300)	-	(91,300)
Increase in Accounts Payable	96,290	132,311	316,273
Increase in Accrued Interest	40,610	-	72,992
Increase in Wages Payable	68,000	105,000	283,425
Increase in Advances from Shareholder, net	-	-	86,841

Net Cash Used In Operating Activities	(49,816)	(53,205)	(950,236)

Cash Flows from Investing Activities
Product Rights, Development Costs and Intangibles	-	-	(244,000)
Increase in Organization Costs	-	-	(36,408)
Payments for Notes Receivable	(3,442)	-	(18,442)
Purchase of Marketable Securities	-	(11,684)	(31,744)
Proceeds from Sale of Marketable Securities	193	10,219	414,678
Purchase of Fixed Assets	-	-	(15,478)

Net Cash Provided by /(Used in) Investing Activities	(3,249)	(1,465)	68,606

Cash Flows from Financing Activities
Proceeds from Notes Payable	41,245	55,732	460,977
Payments on Notes Payable	-	-	(35,000)
Proceeds from Issuance of Common Stock, net	-	-	369,212
Contributed Capital	-	-	88,382

Net Cash Provided By Financing Activities	41,245	55,732	883,571

See Independent Auditors Report and Accompanying Notes to the Financial Statements

BEERE FINANCIAL EQUITY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 & 2006 and for the
period from May 8, 1987 (date of inception) through December 31, 2007

	2007	2006	Cumulative During Development Stage

Net Increase (Decrease) in Cash	(11,820)	1,058	1,941

Cash at beginning of period	13,761	12,703	-

Cash at end of period	$1,941	$13,761	$1,941

Supplemental Cash Flow Information:
Stock Issued/(Repurchased) In Exchange for Goods and Services, Marketable Securities, and Debt	$-	$(4,450,115)	$1,735,785

Stock Issued In Exchange for License Fee	$-	$-	$500,000

Cash Paid for Interest	$-	$-	$1927

Cash Paid for Income Taxes	$-	$-	$-

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

In 2007, the Company was granted the exclusive right to distribute a roll on wall coating product in North America and the rights to the existing customer base in Canada. The product has been distributed in Canada for 16 years.

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

INVENTORIES

Inventories consist of products purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. With the sale of the entire rock inventory the Company had $91,300 of wall coating inventory at the end of 2007.

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

ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 2007 and 2006 the Company had advertising costs of $7,780 and $0, respectively.

LOSS PER SHARE DATA

Net loss per common share for the years ended December 31, 2007 and 2006 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The continued losses of the Company are anti-dilutive.

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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $147,366 and $344,757 for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company has incurred losses of $3,552,853 from inception through December 31, 2007. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through December 31, 2007, the Company did not have any net income from operations. At the current time, the Company has assets of $107,222 and $1,150,278 in liabilities.

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

At December 31, 2007, the long-term deferred tax asset consists of the following:

2007
Net Operating Loss Carryforward	1,130,301
Contribution Carryforward	68
1,130,369
Less: Valuation Allowance	(1,130,369)
$-

The Company has established a valuation allowance of the full amount of the net deferred tax asset primarily due to the uncertainty in the utilization of the net operating loss carry forwards. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $147,366.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

At December 31, 2007, the Company has net operating loss carry forwards in the amount of $2,694,751, available to offset future taxable income through 2027 as follows:

Year Ended
December 31,

2007	113,298
2008	108,239
2009	95,943
2010	46,043
2011	76,223
2017	41,855
2018	36,512
2019	47,325
2020	91,217
2021	66,874
2022	58,505
2023	688,692
2024	367,201
2025	364,701
2026	344,757
2027	147,366
$2,694,751

NOTE 7 – COMPREHENSIVE INCOME

At December 31, 2007, the total loss for securities with net losses in accumulated other comprehensive income was $0. During the year ended December 31, 2007, the Company reclassified ($1,901) out of accumulated other comprehensive income into earnings for the period. There is no income tax expense or benefit allocated to each component of other comprehensive income since the Company has significant net operating losses (see Note 6).

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

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

The Company rented an executive office from its then current President for $2,100 on a monthly basis. This ceased in August 2006.

During 2005 the Company received a $289,000 loan from a related party. The interest rate is seven percent per annum and was originally payable two years from the date of the note. Principal payments totaling $191,000 have been made through December 31, 2007.

The Company purchases its wall coating products from a related party. For the year ended December 31, 2007 predominately all of its purchases were from this related party.

NOTE 9 - NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through December 31, 2007:

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

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

The Company and its assets were spun off from the previously owned parent company when a majority interest of the common stock in the old company was sold to a consulting group by the principal shareholder. The assets and liabilities were transferred to the current corporation and all the activities from inception through December 31, 2007 have remained with the current company.

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

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

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

As mentioned in Note 8, the Company utilized offices provided by a related party on a month-to-month basis. For the year ended December 31, 2006, rent expense recorded by the Company was $18,000. There was no rent expense for the year ended December 31, 2007.

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

NOTE 13 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss from operations of $147,366, a negative cash flow from operations of $49,816, and a working capital deficiency of $1,043,055. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.

BEERE FINANCIAL EQUITY CORP
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

In February 2008, the Company purchased LGN Entertainment, Inc.

In September 2008, LGN Entertainment, Inc. purchased 876 Records, Inc.