Form 10-Q
period 2008-03-31
BANX & GREEN GROUP, INC.
filed 2008-11-21
CIK 1110480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ………… to ………..

Commission File No. 333-33890

BANX AND GREEN GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0227424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6445 S. CHICKASAW TRAIL # 318, ORLANDO, FL 32829
(Address of Principal Executive Offices)

(407) 286-4103

(Issuers Telephone Number, Including Area Code)

BEERE FINANCIAL EQUITY CORP.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES  ☒ NO

There were 8,776,311 shares of the Registrant’s $.001 par value common stock outstanding at November 19, 2008.

Traditional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Banx and Green Group, Inc..

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BANX AND GREEN GROUP, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2008 (Unaudited)

ASSETS
Cash	$1,230
Accounts receivable	16,254
Inventory	32,793
CURRENT ASSETS	50,277

Subsidiary Investment	250,000
Music Catalog Investments	30,000
TOTAL OTHER ASSETS	280,000

Equipment	10,134
Accumulated Depreciation	(2,027)
TOTAL FIXED ASSETS	8,107

TOTAL ASSETS	$338,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$182,777
Accounts payable -related parties	174,972
Wages payable	283,425
Loans payable – related party	192,255
Royalties payable	41,425
Current loan payable	225,000
Total Current Liabilities	1,099,854

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized; $.001 Par Value; 296,300 shares issued and outstanding at March 31, 2008	296
Capital stock, $.001 Par Value; 50,000,000 shares authorized; 8,776,311 shares issued and outstanding at March 31, 2008	8,776
Additional paid-in capital	2,750,724
Deficit accumulated during the development stage	(3,521,266)

Total Stockholders’ Equity	(761,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$338,384

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

NET SALES	$68,419	$35,154

COST OF SALES	47,373	23,674

Gross Margin	21,046	11,390

EXPENSES
Research and Development	-	-
Reserve Against Product Rights	-	-
Wages	-	27,500
Impairment of Intellectual Property	-	-
Depreciation and Amortization	-	-
General and Administrative Expenses	21,382	16,707

TOTAL OPERATING EXPENSES	21,382	44,207

Net Loss from Operations	(336)	(32,817)

OTHER INCOME (EXPENSE)
Gain(loss) on Sale of Marketable Securities	-	(168)
Write Down of Marketable Securities	-	-
Nonrefundable Option Income	-	-
Loss on Sale of Assets	-	-
Interest Expense	(12,752)	(10,152)
Dividend and Interest Income	-	-
Other Income	-	-
Forgiveness of Debt	-	-

TOTAL OTHER INCOME (LOSS)	(12,752)	(10,320)

NET LOSS BEFORE INCOME TAXES	(13,088)	(43,137)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,088)	$(43,137)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,776,311	8,776,311

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,088)	$(43,137)
Adjustments to reconcile net loss from net cash used in operating activities:
Depreciation and amortization	-	-
Common Stock Issued for Lease	-	-
Common Stock Issued for Services	-	-
Impairment of Intellectual Property	-	-
(Gain) loss on Sale of Securities	-	168
Write down of Marketable Securities	-	-
Contributed Interest	-	-
Contributed Rent and Officer Compensation	-	-
Reserve against Assets and Liabilities	-	-
Changes in Assets and Liabilities:
Increase in Inventory	(32,793)	(136,410)
(Increase) in Accounts Receivable	8,103	(19,697)
Increase in Accounts Payable	37,938	152,323
Increase in Accrued Interest	12,752	10,152
Increase in Wages Payable	-	27,500
(Decrease) in Advances from Shareholder	-	-
Net Cash Used By Operating Activities	12,912	(9,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Product Rights, Development Costs and Intangibles	-	-
Purchase of Fixed Assets	-	-
Payments for Notes Receivable	-	-
Increase in Organization Costs	-	-
Purchase of Marketable Securities	-	-
Proceeds from Sale of Marketable Securities	-	193
Net Cash Provided (Used) By Investing Activities	-	193

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock, net	-	-
Payments on Notes Payable	(23,516)	-
Proceeds from Debt	7,500	-
Proceeds from Contributed Capital	4,334	-
Net Cash Provided By Financing Activities	(11,682)	-

NET INCREASE (DECREASE) IN CASH	1,230	(8,908)

CASH – BEGINNING OF PERIOD	-	13,761
CASH – END OF PERIOD	$1,230	$4,853

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Supplemental Cash Flow Information:

Stock Issued In Exchange for Goods and Services and Marketable Securities and Debt	$-	$-

Stock Issued In Exchange for License Fee	$-	$125

Cash Paid for Interest	$-	$3,394

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2005 and 2008 and for the
period from date of inception May 8, 1987 through March 31, 2008 (UNAUDITED)

							Deficit
							Accumulated	Accumulated			Compre-
						Additional	During the	Other	Total		hensive
	Preferred Stock		Capital Stock			Paid-in	Development	Comprehensive	Stockholders’		Income
	Shares	Amount	Shares	Amount		Capital	Stage	Income (Loss)	Equity		(Loss)

Sale of Assets return shares	-	$-	(900,000)	$	(900)	$4,449,215)	$-	$-		$(4,450,115)
Net loss for the year ended December 31, 2006	-	-	-		-	-	(344,757)	-		(344,757)	344,757)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-		-	-	-	(1,798)		(1,798)	(1,798)
Comprehensive income (loss)	-	-	-		-	-	-	-		-	(346,555)
Balance December 31, 2006	296,300	$296	8,776,311		$8,776	$2,500,726	$(3,405,487)	$(1,901)	$	(897,590)

Net loss for the year ended December 31, 2007	-	-	-		-	-	(147,366)	-		(147,366)	(147,366)
Other comprehensive income (loss)
Unrealized gain on securities	-	-	-		-	-	-	1,901		1,901	1,901
Comprehensive income (loss)	-	-	-		-	-	-	-		-	(145,465)
Balance - December 31, 2007	296,300	$296	8,776,311		$8,776	$2,500,726	$(3,552,853)	$0	$	(1,043,055)

Purchase subsidiary	-	-	-		-	250,000	-	-		250,000
Adjustment for disposal subsidiary	-	-	-		-	(2)	44,675	-		44,673
Net Loss for the Three Months Ended March 31, 2008	-	-	-		-	-	(13,088)	-		(13,088)
Balance – March 31, 2008	296,300	$296	8,776,311		$8,776	$2,500,726	$(3,521,266)	$-	$	(761,470)

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
Notes to Condensed Financial Statements

NOTE 2	BASIS OF PRESENTATION

The interim financial statements at March 31, 2008 and three month periods ended March 31, 2008 and 2007 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3	DISPOSITION OF ASSETS

The Company discontinued its Canadian operations as of December 31, 2007 and has disposed of the assets for the assumption of the subsidiary debt of $159,075.

NOTE 4	GOING CONCERN

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $13,088, and negative working capital of $1,049,577, and a stockholders’ deficit of $(761,470) for the period ended March 31, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis

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

Results of Operations

The Company disposed of its Canadian operations on 1/2/2008 and purchased LGN Entertainment Distributors, Inc. on 2/5/2008. Financial statements have been adjusted for the disposal in the column Inception through March 31, 2008 on the Condensed Statements of Operations and Condensed Statements of Cash Flow.

General and administrative expenses decreased for the three months ended March 31, 2008 compared to the same periods in 2006. These expenses were $21,382 for the three months ended March 31, 2008 and $44,207 for the same period in 2007. The decrease for the three months ended March 31, 2008 over the same period in 2007 came primarily from a decrease in wages of $12,500 and the change in businesses for the reporting period.

For the three months ended March 31, 2008 we recorded a net loss of $13,088 compared with a net loss of $43,137 during the corresponding prior period in 2007. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses improve through marketing.

BANX AND GREEN GROUP, INC.
Notes to Condensed Financial Statements

Liquidity

During the three months ended March 31, 2008, the Company's working capital decreased by the accruals of all expenses offset by $21,046 in gross profit from sales. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Based on an evaluation by Mr. Lane, the chief financial officer of the company, conducted as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

BANX AND GREEN GROUP, INC.
Notes to Condensed Financial Statements

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No changes in securities have occurred since the Company's last report as of December 31, 2007.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Matters.

None.

Item 6. Exhibits and reports on Form 8-K.

(a)  Exhibits.

31.1	President and CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2004
32	President and CFO certification pursuant to section 906

(b)  Reports on From 8-K.

None

BANX AND GREEN GROUP, INC.
Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beere Financial Equity Corp.

/s/ Steve Lane
BY: Steve Lane, President, Chief Financial Officer and Director
Dated: This 20th day of November 2008