Form 10-Q
period 2008-06-30
BANX & GREEN GROUP, INC.
filed 2008-11-25
CIK 1110480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE EXCHANGE ACT

For the transition period  ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

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

Banx and Green Group, Inc.

PART 1— FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BANX AND GREEN GROUP, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Cash	$1,554	$1,941
Accounts receivable	1,505	13,981
Inventory	32,650	91,300
CURRENT ASSETS	35,709	107,222

Subsidiary Investment	250,000	-
Music Catalog Investments	30,000	-
TOTAL OTHER ASSETS	280,000	-

Equipment	10,134	-
Accumulated Depreciation	(2,027)	-
TOTAL FIXED ASSETS	8,107	-

TOTAL ASSETS	$323,816	$107,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT)

CURRENT LIABILITIES
Accounts payable	$102,928	$111,967
Accounts payable -related parties	175,809	174,972
Accrued expenses	91,115	70,810
Wages payable	283,425	283,425
Loans payable – related party	178,887	192,255
Royalties payable	39,044	-
Current loan payable	225,000	225,000
Total Current Liabilities	1,096,208	1,099,854

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized; $.001 Par Value; 296,300 shares issued and outstanding at June 30, 2008	296	296
Capital stock, $.001 Par Value; 50,000,000 shares authorized; 8,776,311 shares issued and outstanding at June 30, 2008	8,776	8,776
Additional paid-in capital	2,750,724	2,750,724
Deficit accumulated during the development stage	(3,532,188)	(3,521,266)

Total Stockholders’ Equity	(772,392)	(761,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,816	$338,384

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

NET SALES	$18,419	$31,422	$86,838	$66,576

COST OF SALES	7,698	21,377	55,071	45,051

Gross Margin	10,721	10,045	31,767	21,525

EXPENSES
Wages	-	40,500	-	68,000
General and Administrative Expenses	10,375	20,243	31,757	36,950
TOTAL OPERATING EXPENSES	10,375	60,743	31,757	104,950

Net Income (Loss) from Operations	346	(50,698)	10	(83,425)

OTHER INCOME (EXPENSE)
Gain(loss) on Sale of Marketable Securities	-	-	-	(168)
Interest Expense	(11,267)	(10,152)	(24,019)	(20,304)
TOTAL OTHER INCOME (LOSS)	(11,267)	(10,152)	(24,019)	(20,472)

NET LOSS BEFORE INCOME TAXES	(10,921)	(60,850)	(24,009)	(103,897)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(10,921)	$(60,850)	$(24,009)	$(103,897)
BASIC and DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	8,776,311	8,776,311	8,776,311	8,776,311

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,009)	$(103,897)
Adjustments to reconcile net loss from net cash used in operating activities:
Depreciation and amortization	-	-
(Gain) Loss on Sale of Securities	-	168
Changes in Assets and Liabilities:
(Increase) in Inventory	(32,650)	(108,082)
(Increase) in Accounts Receivable	22,852	(13,217)
Increase (Decrease) in Accounts and Loans Payable	35,392	124,511
Increase in Accrued Interest	24,019	20,304
Increase (Decrease) in Wages Payable	-	68,000
Increase (Decrease) in Advances from Shareholder	-	-

Net Cash Used By Operating Activities	25,604	(12,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-
Proceeds from Sale of Marketable Securities	-	193
Net Cash Provided By Investing Activities	-	193

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock, net	-	-
Payments on Notes Payable	(35,885)	-
Proceeds from Notes Payable	7,500	-
Contributed Capital	-	-

Net Cash Provided By Financing Activities	(28,385)	-

NET INCREASE (DECREASE) IN CASH	(2,781)	(12,020)

CASH – BEGINNING OF PERIOD	4,335	13,761

CASH – END OF PERIOD	$1,554	$1,741

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Supplemental Cash Flow Information:

Stock Issued In Exchange for Goods and Services and Marketable Securities	$-	$-

Stock Issued In Exchange for License Fee	$-	$-

Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2008 and the years ending December 31, 2006 and 2007 (UNAUDITED)

	Preferred Stock		Capital Stock			Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’		Comprehensive Income
	Shares	Amount	Shares	Amount		Capital	Stage	Income (Loss)	Equity		(Loss)

Sale of Assets return shares	-	$-	(900,000)	$	(900)	$4,449,215)	$-	$-		$(4,450,115)
Net loss for the year ended
December 31, 2006	-	-	-		-	-	(344,757)	-		(344,757)	344,757)
Other comprehensive income (loss)
Unrealized loss on securities	-	-	-		-	-	-	(1,798)		(1,798)	(1,798)
Comprehensive income (loss)	-	-	-		-	-	-	-		-	(346,555)
Balance December 31, 2006	296,300	$296	8,776,311		$8,776	$2,500,726	$(3,405,487)	$(1,901)	$	(897,590)

Net loss for the year ended December 31, 2007	-	-	-		-	-	(147,366)	-		(147,366)	(147,366)
Other comprehensive income (loss) Unrealized gain on securities	-	-	-		-	-	-	1,901		1,901	1,901
Comprehensive income (loss)	-	-	-		-	-	-	-		-	(145,465)
Balance - December 31, 2007	296,300	$ 296	8,776,311		$8,776	$2,500,726	$(3,552,853)	$0	$	(1,043,055)

Purchase subsidiary	-	-	-		-	250,000	-	-		250,000
Adjustment for disposal subsidiary	-	-	-		-	(2)	44,674	-		44,672
Net Loss for the Six Months Ended June 30, 2008	-	-	-		-	-	(24,009)	-		(24,009)
Balance – June 30, 2008	296,300	$296	8,776,311		$8,776	$2,750,724	$(3,532,188)	$-	$	(772,392)

See accompanying notes to condensed financial statements.

NOTE 1	COMPANY BACKGROUND

The predecessor company Power Save, Inc. was incorporated on May 8, 1987 in Nevada under the name Florida Pacific Corporation. In December 1988, Power Save Products was merged into Florida Pacific and the name was changed to Power Save International, Inc. The company later changed its name and sold the name Power Save International, Inc. the then company President. The company contributed the assets and liabilities into a new corporation named Power Save, Ltd. formed in Nevada on July 23, 1999 and the name was later changed to Power Save International, Inc. In November 2005, Power Save International, Inc. merged with its subsidiary Beere Financial Equity Corp. with Beere Financial Equity Corp. as the surviving company after the merger. Beere Financial Equity Corp was formed in 2005 to be the financial services subsidiary.

On February 5, 2008 the Company purchased LGN Entertainment Distribution, Inc. This subsidiary owns a group of music catalogs and has several music artists under distribution contracts. It distributes its products through CD and digital formats with three recognized service providers to facilitate its broad access to the music markets

NOTE 2	BASIS OF PRESENTATION

The interim financial statements at June 30, 2008 and three month periods ended June 30, 2008 and 2007 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007. The accompanying unaudited interim financial statements for the three month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results which can be expected for the entire year.

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

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $24,009, and negative working capital of $1,060,499, and a stockholders’ deficit of $(772,392) for the period ended June 30, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

The Company disposed of its Canadian operations on 1/2/2008 and purchased LGN Entertainment Distributors, Inc. on 2/5/2008. Financial statements have been adjusted for the disposal on the Consolidated Statements of Operations and Cosolidated Statements of Cash Flow.

General and administrative expenses increased for the three and six months ended June 30, 2008 compared to the same periods in 2007. These expenses were $10,375 and $31,757 for the three and six months ended June 30, 2007 and $60,743 and $104,950 for the same periods in 2007, respectively. The decrease for the three months ended June 30, 2007 over the same period in 2007 came from a decrease in wages of $40,500 and general expenses. The decrease for the six months ended June 30, 2008 came from decrease in wages of $68,000 and general expenses.

BANX AND GREEN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2008 we recorded net losses of $10,921 and $24,009, respectively. This compares with a net loss $60,850 and $103,897 during the corresponding prior periods in 2007.

Liquidity

During the six months ended June 30, 2008, the Company's working capital decreased by the accruals of all expenses offset by $31,767 in gross profit from sales. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

BANX AND GREEN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No changes in securities have occurred since the Company's last report as of March 31, 2008.

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

——————
None

BANX AND GREEN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beere Financial Equity Corp.

/s/ Steve Lane
BY: Steve Lane, President, Chief Financial Officer and Director
Dated: This 24th day of November 2008