Form 10-Q
period 2008-09-30
BANX & GREEN GROUP, INC.
filed 2008-11-25
CIK 1110480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ………… to …………

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
Traditional Small Business Disclosure Format (Check one): Yes☐ No ☒

Banx and Green Group, Inc.

PART 1— FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BANX AND GREEN GROUP, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Cash	$7,849	$1,941
Accounts receivable	16,354	13,981
Inventory	32,650	91,300
CURRENT ASSETS	56,853	107,222

Subsidiary Investment	500,000	-
Music Catalog Investments	30,000	-
TOTAL OTHER ASSETS	530,000	-

Equipment	10,134	-
Accumulated Depreciation	(3,547)	-
TOTAL FIXED ASSETS	6,587	-

TOTAL ASSETS	$593,440	$107,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT)

CURRENT LIABILITIES
Accounts payable	$127,657	$111,967
Accounts payable -related parties	175,809	174,972
Accrued expenses	101,268	70,810
Wages payable	283,425	283,425
Loans payable – related party	179,981	192,255
Royalties payable	40,170	-
Current loan payable	225,000	225,000
Total Current Liabilities	1,133,310	1,099,854

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized; $.001 Par Value; 296,300 shares issued and outstanding at September30, 2008	296	296
Capital stock, $.001 Par Value; 50,000,000 shares authorized; 8,776,311 shares issued and outstanding at September30, 2008	8,776	8,776
Additional paid-in capital	3,000,724	2,750,724
Deficit accumulated during the development stage	(3,549,666)	(3,521,266)

Total Stockholders’ Equity	(539,870)	(761,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$593,440	$338,384

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

NET SALES	$34,722	$20,197	$121,560	$86,772

COST OF SALES	6,134	14,472	61,206	59,523

Gross Margin	28,588	5,725	60,354	27,249

EXPENSES
Wages	18,342	-	18,342	68,000
General and Administrative Expenses	16,458	15,455	48,215	52,405
TOTAL OPERATING EXPENSES	34,800	15,455	66,557	120,405

Net Income (Loss) from Operations	(6,212)	(8,772)	(6,203)	(93,156)

OTHER INCOME (EXPENSE)
Gain(loss) on Sale of Marketable Securities	-	-	-	(168)
Interest Expense	(11,267)	(10,152)	(35,285)	(30,456)
TOTAL OTHER INCOME (LOSS)	(11,267)	(10,152)	(35,285)	(30,624)

NET LOSS BEFORE INCOME TAXES	(17,479)	(18,924)	(41,488)	(123,780)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,479)	$(18,924)	$(41,488)	$(123,780)
BASIC and DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	8,776,311	8,776,311	8,776,311	8,776,311

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,488)	$(123,780)
Adjustments to reconcile net loss from net cash used in operating activities:
Depreciation and amortization	1,520	-
(Gain) Loss on Sale of Securities	-	168
Changes in Assets and Liabilities:
(Increase) in Inventory	(32,650)	(97,035)
(Increase) in Accounts Receivable	8,002	(14,987)
Increase (Decrease) in Accounts and Loans Payable	55,135	125,644
Increase in Accrued Interest	40,285	30,456
Increase (Decrease) in Wages Payable	-	68,000
Increase (Decrease) in Advances from Shareholder	-	-

Net Cash Used By Operating Activities	30,804	(11,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-
Proceeds from Sale of Marketable Securities	-	193
Net Cash Provided By Investing Activities	-	193

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock, net	-	-
Payments on Notes Payable	(40,790)	-
Proceeds from Notes Payable	13,500	-
Contributed Capital	-	-

Net Cash Provided By Financing Activities	(27,290)	-

NET INCREASE (DECREASE) IN CASH	3,514	(11,341)

CASH – BEGINNING OF PERIOD	4,335	13,761

CASH – END OF PERIOD	$7,849	$2,420

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September30, 2007	For the Nine Months Ended September 30, 2006
Supplemental Cash Flow Information:

Stock Issued In Exchange for Goods and Services and Marketable Securities	$-	$-

Stock Issued In Exchange for License Fee	$-	$-

Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

BANX AND GREEN GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2008 and the years ending December 31, 2006 and 2007 (UNAUDITED)

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total	Comprehensive
	Preferred Stock		Capital Stock		Paid-in	Development	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Equity	(Loss)
Sale of Assets return shares	-	$-	(900,000)	$(900)	$4,449,215)	$-	$-	$(4,450,115)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(344,757)	-	(344,757)	344,757)
Other comprehensive income (loss) Unrealized loss on securities	-	-	-	-	-	-	(1,798)	(1,798)	(1,798)
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(346,555)

Balance December 31, 2006	296,300	$296	8,776,311	$8,776	$2,500,726	$(3,405,487)	$(1,901)	$(897,590)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(147,366)	-	(147,366)	(147,366)
Other comprehensive income (loss) Unrealized gain on securities	-	-	-	-	-	-	1,901	1,901	1,901
Comprehensive income (loss)	-	-	-	-	-	-	-	-	(145,465)
Balance - December 31, 2007	296,300	$296	8,776,311	$8,776	$2,500,726	$(3,552,853)	$0	$(1,043,055)

Purchase subsidiary	-	-	-	-	500,000	-	-	500,000
Adjustment for disposal subsidiary	-	-	-	-	(2)	44,674	-	44,672
Net Loss for the Nine Months Ended September30, 2008	-	-	-	-	-	(41,488)	-	(41,488)
Balance – September30, 2008	296,300	$296	8,776,311	$8,776	$3,000,724	$(3,549,668)	$-	$(539,870)

See accompanying notes to condensed financial statements.

NOTE 1	COMPANY BACKGROUND

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

On February 5, 2008 the Company purchased LGN Entertainment Distribution, Inc. This subsidiary owns a group of music catalogs and has several music artists under distribution contracts. It distributes its products through CD and digital formats with three recognized service providers to facilitate its broad access to the music markets.

On August 29, 2008, the Company purchased Eight76 Records, Inc., a Florida corporation, to enhance the products and library of distributable products.

NOTE 2	BASIS OF PRESENTATION

The interim financial statements at September 30, 2008 and three month periods ended September 30, 2008 and 2007 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007. The accompanying unaudited interim financial statements for the three month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results which can be expected for the entire year.

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

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $6,203, and negative working capital of $1,076,457, and a stockholders’ deficit of $(761,470) for the period ended September30, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

The Company disposed of its Canadian operations on 1/2/2008 and purchased LGN Entertainment Distributors, Inc. on 2/5/2008. Financial statements have been adjusted for the disposal on the Consolidated Statements of Operations and Consolidated Statements of Cash Flow.

General and administrative expenses increased for the three months and decreased in the nine months ended September 30, 2008 compared to the same periods in 2007. These expenses were $34,800 and $66,557 for the three and nine months ended September 30, 2008 and $15,455 and $120,405 for the same periods in 2007, respectively. The increase for the three months ended September 30, 2008 over the same period in 2007 came from an increase in wages of $18,342 directly attributable to the subsidiaries. The decrease for the nine months ended September 30, 2008 came from decrease in wages of $49,658 and general expenses.

BANX AND GREEN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2008 we recorded net losses of $17,479 and $41,488, respectively. This compares with a net loss $18,924 and $123,780 during the corresponding prior periods in 2007.

Liquidity

During the Nine months ended September 30, 2008, the Company's working capital decreased by the accruals of all expenses offset by $33,105 in gross profit from sales. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations. There is no assurance that any planned activities will be successful.

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

No changes in securities have occurred since the Company's last report as of June 30, 2008.

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